Form 10KSB
period 1999-12-31
BARON CAPITAL PROPERTIES LP
filed 2000-04-14
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER 333-55753

                                   ----------

                         BARON CAPITAL PROPERTIES, L.P.
           (Name of Small Business Issuer as Specified in its Charter)


               Delaware                                 31-1584691
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

                                7809 COOPER ROAD
                             CINCINNATI, OHIO 45242
           (Address of Principal Executive Offices including Zip Code)

                                 (513) 984-5001
                (Issuer's Telephone Number, including Area Code)

                                   ----------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:     NONE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The issuer's revenues for its most recent fiscal year were $585,136.

As of April 10, 2000 the aggregate market value of voting and non-voting equity limited partnership units held by non-affiliates (based on total units outstanding reduced by the number of units of limited partnership held by trustees, officers, and other affiliates) of the registrant was $24,342,740, based on the assigned value of the registrant's units of limited partnership issued to 843 offerees in the exchange offering completed April 7, 2000.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes______         No_______

                         BARON CAPITAL PROPERTIES, L.P.

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1999


                                                                          PAGE
PART I:
Item 1   Description of Business........................................... 4
Item 2   Description of Properties......................................... 8
Item 3   Legal Proceedings.................................................54
Item 4   Submission of Matters to a Vote of Unitholders....................54

PART II:
Item 5   Market for Common Equity and Related Unitholder Matters...........54
Item 6   Management's Discussion and Analysis or Plan of Operation.........55
Item 7   Financial Statements..............................................58
Item 8   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................59

PART III:
Item 9   Trustees, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................59
Item 10  Executive Compensation............................................61
Item 11  Security Ownership of Certain Beneficial Owners and Management....62
Item 12  Certain Relationships and Related Transactions....................62
Item 13  Exhibits and Reports on Form 8-K..................................63

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

General

     Baron Capital Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on January 8, 1998. The Operating Partnership and its affiliate, Baron Capital Trust (the "Trust"), a Delaware business trust, constitute an affiliated real estate company which has been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property.

     In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share ("Cash Offering"). The Cash Offering is scheduled to terminate on May 31, 2000. The Trust has contributed and will continue to contribute to the Operating Partnership the net cash proceeds from the issuance of Common Shares in exchange for an equivalent number of units of limited partnership in the Operating Partnership ("Operating Partnership Units" or "Units"). As of March 31, 2000, the Trust had sold and/or issued to the public 694,146 Common Shares, and the Trust intends to continue to sell Common Shares through the termination of the Cash Offering.

     The Trust, indirectly through the Operating Partnership, intends to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering to acquire equity interests in 23 real estate partnerships, which directly or indirectly own equity and/or debt interests in 26 residential apartment properties located in the southeast and mid-west United States. (See "Brief Description of Properties - Exchange Offering" below). The Trust is the sole general partner of the Operating Partnership and , as of March 31, 2000, owned 694,156 Operating Partnership Units, representing approximately 36.6% of the then outstanding Units. The exchange offering was completed on April 7, 2000, and following its completion, the Trust owned 694,456 Units, representing approximately 16.0% of the then outstanding Units.

     The Operating Partnership intends to make regular quarterly pro rata distributions to its Unitholders of net income generated from investments in property interests. The Trust has elected to operate as a real estate investment trust ("REIT") for federal income tax purposes, provided, however, that if its Managing Shareholder determines, with the affirmative vote of a majority in interest of Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Managing Shareholder may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

     The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Operating Partnership owns record title to properties or limited partnership interests or other equity interests in limited partnerships and other entities which own direct or indirect interests in properties. The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The operations of the Trust will be carried on through the Operating Partnership (and any other subsidiaries the Trust may have in the future), among other reasons, in order to
(i) enhance the ability of the Trust to qualify and maintain its status as a REIT for federal income tax purposes, and (ii) enable the Trust to indirectly acquire interests in residential apartment properties in exchange transactions that involve the exchange of Operating Partnership Units for limited partnership interests in limited partnerships which directly or indirectly own such property interests, and thereby provide the opportunity for deferral until a later date of any tax liabilities that sellers of partnership interests otherwise would incur if they received cash or Trust Common Shares in connection therewith. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of properties in which it acquires an interest.

     The Operating Partnership's executive offices are located in Cincinnati, Ohio at 7809 Cooper Road, Cincinnati, Ohio 45242. The Operating Partnership's main telephone number is (513) 984-5001.

Brief Description of Properties

     Acquired Properties

     Through the Operating Partnership, the Trust invests in direct or indirect equity or debt interests in residential apartment communities. As of December 31, 1999, the Operating Partnership had an indirect equity interest in four apartment communities (consisting of an aggregate of 365 apartment units) (individually an "Acquired Property" and collectively, the "Acquired Properties"). The Operating Partnership acquired such property interests with the net proceeds of the Cash Offering which were contributed by the Trust to the Operating Partnership in exchange for Units. Three of the Acquired Properties were constructed during the 1980s and are comprised of one-story garden style apartment buildings of modular construction. One of the Acquired Properties is still under construction. As of March 31, 2000, 96 units of that property had been completed, 82 of such units have been rented and 14 units are in the rent-up stage. An additional 72 units are planned for completion by the end of 2000. The Acquired Properties are located in urban and suburban and secondary markets in Florida and Kentucky. During 1999, the average economic occupancy of the Acquired Properties was approximately 95.1% and the average monthly rent collected per occupied unit was approximately $477.

     The table below indicates the geographic locations of the Acquired Properties in which the Operating Partnership had an ownership interest at December 31, 1999:

         State           Sites      Properties      Units
         ------          -----      ----------      -----

         Florida           3             3           197
         Kentucky          1             1           168
                          ---           ---          ---

         Total             4             4           365
                          ===           ===          ===

     Exchange Offering

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,434,274 registered Operating Partnership Units (with an initial assigned value of $24,342,740) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners") which were controlled by Gregory K. McGrath, who is the Chief Executive, sole stockholder and director of Baron Advisors, Inc., the Managing Shareholder (the "Managing Shareholder") of the Trust.

     Following the completion of the Exchange Offering, (i) the Exchange Partnerships continue to own the same property interests they owned prior to the offering, (ii) substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership, (ii) Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; (ii) the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the partnership; and (iii) Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owns substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and the Trust controls management of such partnerships.

     The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership interest in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships are owned entirely by the Operating Partnership (in the case of nine Exchange Partnerships in which all Exchange Limited Partners accepted the offering) and substantially all of the limited partnership interests in the other 14 Exchange Partnerships are owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.

     Listed below is the name of each of the Exchange Partnerships and a breakdown of the results of the Exchange Offering for each of them. Exchange Limited Partners that elected not to accept the Exchange Offering or failed to respond to the offering retained their respective original limited partnership interests in their particular Exchange Partnerships on substantially the same terms and conditions as their original investments. The percentages shown in the third column indicate the percentage partnership interest acquired by the Operating Partnership in each of the Exchange Partnerships in connection with the Exchange Offering.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               No. of Units        Percentage
                                                        No. of Units        Percentage of      Declining the           of
                                                       Accepting the        Outstanding          Exchange          Outstanding
Name of Exchange Partnership                         Exchange Offering         Units             Offering             Units
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund, Ltd.                      2,250.00             93.75%              30.00             1.25%
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund II, Ltd.                   1,600.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IV, Ltd.                   2,000.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund V, Ltd.                    2,340.00             97.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VI, Ltd.                   2,310.00             96.65%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VIII, Ltd.                 2,400.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IX, Ltd.                   2,364.00             98.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund X, Ltd.                    2,350.00             97.62%              50.00             2.08%
------------------------------------------------------------------------------------------------------------------------------------
Baron Strategic Vulture Fund I, Ltd.                       1,800.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Brevard Mortgage Program, Ltd.                               575.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Central Florida Income Appreciation Fund, Ltd.             2,069.99             98.57%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund, Ltd.                          1,534.00             95.04%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund II, Ltd.                       1,890.00             94.50%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund III, Ltd.                      1,484.00             92.75%             116.00             7.25%
------------------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund IV, Ltd.                       3,520.00             96.70%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Income Advantage Fund I, Ltd.                        925.00             98.40%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Income Appreciation Fund I, Ltd.                     190.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Florida Income Growth Fund V, Ltd.                         2,210.00             96.09%              90.00             3.91%
------------------------------------------------------------------------------------------------------------------------------------
Florida Opportunity Income Partners, Ltd.                    800.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
GSU Stadium Student Apartments, Ltd.                       1,862.10            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Lamplight Court of Bellefontaine Apartments, Ltd.            700.00            100.00%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Midwest Income Growth Fund VI, Ltd.                          560.00             93.33%                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Realty Opportunity Income Fund VIII, Ltd.                    904.00             95.76%               5.00              .53%
------------------------------------------------------------------------------------------------------------------------------------
           Total                                          38,638.09             97.40%             291.00             0.73%
------------------------------------------------------------------------------------------------------------------------------------


     In the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage and other debt interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. Certain of the Exchange Partnerships directly or indirectly own equity interests in 16 Exchange Properties which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships directly or indirectly own subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. The Exchange Properties are described in further detail under ITEM 2 - DESCRIPTION OF PROPERTIES below.

     The number of Operating Partnership Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Operating Partnership Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unitholders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered under the Act.

Competition

     The apartment industry is highly competitive and fragmented with numerous owners and developers competing with the Trust and the Operating Partnership on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single family homes provide alternatives to potential residents.

     The Operating Partnership's current portfolio is generally diversified across metropolitan areas throughout Florida, Georgia, Indiana, Kentucky and Ohio. The Operating Partnership's properties tend to be located in urban, suburban and secondary markets, where it competes locally with other apartment communities.

Americans with Disabilities Act

     Properties in which the Operating Partnership invests must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as residential apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Operating Partnership believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Operating Partnership's results of operations could be adversely affected.

Environmental

     The Operating Partnership is subject to Federal, state, and local environmental laws and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities. Such laws and regulations could affect the property interests acquired by the Operating Partnership and to be acquired by the Operating Partnership in the future and/or operate to reduce the number and attractiveness of investment opportunities available to the Operating Partnership.

     The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601, et seq. ("CERCLA"), and applicable state Superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state Superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect an owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

     The Operating Partnership, where required, intends to retain a qualified environmental consultant to conduct an environmental investigation of each property that it considers for investment. If there is any indication of contamination, sampling of the property will be performed by the environmental consultant. The environmental investigation report will be reviewed by the Operating Partnership and counsel prior to purchase of an interest in any property.

     The effect upon the Operating Partnership of the application of the foregoing laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the Operating Partnership's financial condition and results of operations to date. The Operating Partnership is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on its financial condition and results of operations.

Employees

     The Trust and the Operating Partnership currently employ a total of 20 full-time employees.


ITEM 2. DESCRIPTION OF PROPERTIES

Description of Properties

     The Operating Partnership and the Trust have executive and administrative offices, financial operations and a portion of property operations located in approximately 5,000 square feet of space at 7809 Cooper Road, Cincinnati, Ohio 45242. The space was leased in May 1998 from Grammas Development Company, an unaffiliated entity, for a term of five years and one month. Management believes that the lease terms are competitive with commercial lease rates in the Cincinnati market.

     The Acquired Properties

     Set forth below is a description of the Operating Partnership's acquisition between June 1998 and June 1999 of beneficial interests in 67-unit, 80-unit, 50-unit and a 40% limited partnership interest in a 168-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, and Alexandria, Kentucky, respectively, and a limited partnership interest in 13 real estate partnerships managed by affiliates of the Managing Shareholder, including certain of the Exchange Partnerships, which own direct or indirect equity or debt interests in residential apartment properties (less than 4% in each case). By acquiring general and limited partnership interests, the Operating Partnership avoids certain costs, such as first mortgage assumption fees and recordation of title costs. The investments were made using net proceeds of the Trust's Cash Offering which the Trust contributed to the Operating Partnership in exchange for Units. Also described is a purchase agreement entered into by the Trust under which the Trust, subject to certain conditions, will acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction.

     Heatherwood Apartments

     In June 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., a Florida limited partnership (the "Heatherwood Partnership") which owns fee simple title to a 67-unit residential apartment property referred to as the Heatherwood Apartments
- Phase I (the "Heatherwood Property") located at 1005 Airport Road in Kissimmee, Florida 32741. In November 1997 an affiliate of the Operating Partnership, Baron Capital XLV, Inc., acquired the general partnership interest in the Heatherwood Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

     The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2000 for each type of unit was approximately $435, $530 and $650, respectively, or $1.51, $.92 and $.75 per square foot, respectively. The average monthly occupancy rates for 1995, 1996, 1997, 1998, and 1999 were approximately 88%, 93%, 97%, 94%, and 96%, respectively. The average annual rental rate per unit for each of the last five years has been $5,424 (1995), $5,628 (1996), $5,820
(1997), $6,060 (1998), and $5,555 (1999).

     The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was based on independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Heatherwood Property is subject to first mortgage financing with a current principal balance of approximately $1,239,000. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is December 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $8,847, or an annual amount of $106,164. The loan bears a fixed interest rate of 7.625% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

     There is no lease, option, or contract to purchase or sell the Heatherwood Property. A renovation program has been in place since the date of acquisition. This program includes both interior and exterior improvements at a cost of approximately $2,500 per unit. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Heatherwood Property is not located in an overbuilt area and demand is adequate. The Heatherwood Property is adequately covered by insurance.

     The Heatherwood Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Heatherwood Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,571,341. Depreciation is taken on a straight-line basis over 30 years. The Heatherwood Property is taxed at 200 mills per $10,000 valuation, and the 1998 taxes due March 31, 1999 were $22,787.05. Estimated taxes on proposed improvements are not material.

     Crystal Court Apartments

     In July 1998, the Operating Partnership acquired the entire limited partnership interest in Crystal Court Apartments II, Ltd., a Florida limited partnership (the "Crystal Court Partnership") which owns fee simple title to an 80-unit residential apartment property referred to as Crystal Court Apartments - Phase II (the "Crystal Court Property") located in Lakeland, Florida. On January 15, 1986 an affiliate of the Operating Partnership, Baron Capital LIX, Inc., acquired the general partnership interest in the Crystal Court Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

     The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2000 for each type of unit is approximately $329, $419 and $520, respectively, or $1.14, $.73 and $.60 per square foot, respectively. The average monthly occupancy rates for 1995, 1996, 1997, 1998 and 1999 were approximately 91%, 90%, 95%, 91% and 95%, respectively. The average annual rental rate per unit for the Crystal Court Property for each of the last five years has been $4,188 (1995), $4,356 (1996), $4,632 (1997), $4,812 (1998), and $4,433 (1999).

     The Operating Partnership acquired the entire limited partnership interest in the Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,471,705. The mortgage is held by GMAC Commercial Mortgage Corp. The maturity date of the first mortgage loan is October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,355. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

     There is no lease, option, or contract to purchase or to sell the Crystal Court Property. A renovation program has been in place since the original acquisition. This program includes both interior and exterior improvements at a cost of approximately $2,000 per unit. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Crystal Court Property is not located in an overbuilt area and demand is adequate. The Crystal Court Property is adequately covered by insurance.

     The Crystal Court Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Crystal Court Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,657,232. Depreciation is taken on a straight-line basis over 30 years. The Crystal Court Property is taxed at 21.4 mills per $1,000 valuation, and the 1998 taxes due March 31, 1999 were $24,897.65. Estimated taxes on proposed improvements are not material.

     Riverwalk Apartments

     In September 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., a Florida limited partnership ("Riverwalk"), which owns fee simple title to a 50-unit residential apartment property located at 47 Jacaranda Cay Court, New Smyrna Beach, Florida 32169 (the "Riverwalk Property"). Simultaneously, an affiliate of the Operating Partnership, Riverwalk, LC, a Florida limited liability company, acquired the general partnership interest in Riverwalk. Gregory K. McGrath, the Chief Executive Officer of the Operating Partnership and the Trust, is the manager of Riverwalk, LC. The Operating Partnership owns 99% of the membership interests in Riverwalk, LC. The remaining 1% membership interest is nominally held by the Managing Shareholder of the Trust, as agent for the Operating Partnership.

     The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. Occupancy data for the years 1995 through 1997 for the Riverwalk Property is unavailable. The occupancy rates in 1998 and 1999 were 98% and 96%, respectively. As of March 31, 2000, the property was 98% occupied. The average monthly rental rate as of March 31, 2000 was approximately $565 for a one bath unit and $605 for a two bath unit. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet per unit. The current rent per square foot is approximately $.55. The average annual rental rates for 1998 and 1999 were approximately $6,780 and $7,123 per unit, respectively.

     The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals, and Riverwalk, LC acquired the Riverwalk general partnership interest from Riverwalk Enterprises, Inc. for a total purchase price of approximately $700,000. None of the principals of Riverwalk Enterprises is affiliated with the Trust or the Operating Partnership. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The current principal balance of the mortgage is approximately $1,585,589. The mortgage matures in November 2004 and has a current interest rate of 8.75%. The holder of the first mortgage has a right to adjust the rate in October 1999 for the remaining five years of the loan, to a rate equal to 200 basis points above the then current rate for five-year treasury notes. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,411,716. The monthly debt service payments are $14,071, or an annual amount of $168,859. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

     There is no lease, option, or contract to purchase or to sell the Riverwalk Property. A renovation program has been in place since the original acquisition. This program includes both interior and exterior improvements at a cost of approximately $500 per unit to date. The cost will increase per unit as more renovations are completed. The costs have been paid from maintenance reserves established and maintained by the property on a monthly basis. The property is in Florida and, as such, subject to the competitive nature of the state. The demand for units is high between October and April and much lower for the other months. This situation overrides any other competitive factor. The Riverwalk Property is not located in an overbuilt area and demand is adequate. The Riverwalk Property is adequately covered by insurance.

     The Riverwalk Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Riverwalk Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 1999 is $1,518,035.

Depreciation is taken on a straight-line basis over 30 years. Riverwalk is taxed at 24.95 mills per $1,000 valuation and the 1998 taxes due March 31, 1999 were $34,985.58. Estimated taxes on proposed improvements are not material.

     The total cost of the acquisition to the Operating Partnership was approximately $655,000, which includes costs of the transaction, including a $200,000 commission paid to Prime One Realty Inc. An affiliate of Mr. McGrath received one-half of the commission from Prime One Realty Inc. The Operating Partnership borrowed $575,000 from I. Stanley Levine, Trustee, of Miami, Florida, in order to complete the acquisition. The Levine loan matured in December 1998. The principal amount of $475,000 was paid and payment of the remaining principal balance of $100,000 was extended until October 15, 2000. This loan requires current interest payments only at the annual rate of 18%, and is secured by a pledge of the general and limited partnership interests acquired in the transaction. The Operating Partnership funded the acquisition and expects to satisfy the Levine loan from the net proceeds of the Trust's sale of Common Shares in the ongoing Cash Offering or operating cash flow. The purchase price was determined by the parties in an arms-length negotiation.

     Alexandria Property

     In October 1998, the Operating Partnership acquired an approximately 12.3% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky (the "Alexandria Property"). Ninety-six of the 168 residential units (approximately 57%) have been completed as of March 31, 2000 and are in the rent-up stage. As of March 31, 2000, 82 of the 96 completed units have been rented at an average annual rental rate of $8,367. The average monthly occupancy rates for 1998 and 1999 were 14% and 26%, respectively, based on all 168 units scheduled to be developed. The Operating Partnership paid $400,000 for the acquired partnership interest and retains an option to acquire the remaining limited partnership interests at the same price per percentage interest (for a total price of approximately $3,250,000 for the entire limited partnership interest). Subsequently, the Operating Partnership acquired additional limited partnership units for $885,000 and as of April 12, 2000 it owns an approximately 40% limited partnership interest. The acquisition agreement called for an installment sale with the Operating Partnership to acquire limited partnership interests as buildings are completed. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The option is exercisable as additional apartment buildings are completed and rented. An affiliate of Mr. McGrath sold the partnership interest in the Alexandria Partnership to the Operating Partnership and also serves as its managing general partner. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

     The Alexandria Property is a new development, and there is no renovation program in place. The property has substantial technological advantages over its competition in the area and is looking to maximize these advantages in the future. Alexandria is not in an over-developed location. The Alexandria Property is adequately covered by insurance. The Alexandria Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Alexandria Property. The property leases units for periods of no longer than one year. The property is still in construction and as such there are no assets to depreciate on the partnership books. The construction company is paying only land taxes on the Alexandria Property.

     Acquisition of Limited Partnership Interests

     In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Partnership, including certain of the Exchange Partnerships. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership. In addition, the Operating Partnership agreed with the Exchange Partnerships that the acquisition would not affect the valuation of the limited partnership interests for purposes of the Exchange Offering. These various partnerships will be accounted for on the cost method since their respective ownership interests represent less than 20% of the equity ownership therein. In addition, the partnerships will periodically assess the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

     Contract to Purchase Two Additional Properties

     In September 1998, the Trust entered in an agreement with three real estate development companies to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) are controlled by Gregory K. McGrath. The properties are scheduled to have a total of 652 units, comprised of studios and one, two and three bedroom/one or two bathroom apartments. Construction of one of the properties, located in Louisville, Kentucky, is expected to be completed prior to the end of 2000, and construction of the other property, located in Burlington, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of 2001. The aggregate purchase price for the two properties is in the range of approximately $41,000,000 to $43,000,000. The closing of each acquisition, which is expected to occur shortly following the completion of construction, is conditioned on, among other things, the completion of the respective apartment property, the availability of first mortgage financing and the Trust's raising the balance of the funds necessary for the acquisition in its ongoing Cash Offering or otherwise having funds available to make the acquisition.

     In connection with the transaction and in exchange for certain benefits described below, the Trust agreed to co-guarantee (along with Mr. McGrath), up to 35% (or approximately $12,500,000) of the development portion of long-term construction loans with an aggregate principal amount of up to $36,000,000 to be provided by a bank to the development companies. As of December 31, 1999, approximately $6,150,000 of such loans had been drawn down, resulting in outstanding guarantees of approximately $2,152,500. Subject to the fulfillment of certain closing and funding conditions, the construction loans will be made to the development companies in connection with the development and construction of the two apartment properties and of an 111,000 square foot shopping center being developed in Burlington, Kentucky. The interest rates on the construction loans range from 7.36% to 7.52%. The Trust also agreed that, if the loans are not repaid prior to the expiration of the guarantee, it will either buy out the bank's position on the entire amount of the construction loans or arrange for a third party to do so. The construction loans are expected to be replaced by a long-term credit facility.

     The Trust expects to receive significant benefits from the transaction in addition to the acquisition of two large luxury apartment properties located in attractive communities. First, in exchange for the guarantee of the development portion of the construction loans, the Trust will receive a discount of approximately $212,500 (representing a one-half of one percent reduction) on the purchase price of the properties. The Trust and the development companies are negotiating a further price reduction which would apply if the development portion of the loans is not repaid prior to the expiration of the guarantee period and the Trust is required to buy out or arrange for the buyout of the lender's position on the loans.

     The Exchange Properties

     In the Exchange Offering, the Operating Partnership issued registered Units in exchange for substantially all limited partnership interests owned by individual limited partners (collectively, the "Exchange Limited Partners" and individually an "Exchange Limited Partner") in 23 limited partnerships (collectively referred to herein as the "Exchange Partnerships" and individually as an "Exchange Partnership") which directly or indirectly own equity and/or subordinated mortgage or other debt interests in 26 residential apartment properties (collectively, the "Exchange Properties" and individually an "Exchange Property"). The actual partnership interest percentage owned by the Operating Partnership in each of the Exchange Partnerships is set forth in the table above under ITEM 1. DESCRIPTION OF PROPERTIES - Brief Description of Properties - Exchange Offering.

     Certain of the Exchange Partnerships own direct or indirect equity interests in 16 Exchange Properties which consist of an aggregate of 1,012 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

     The sole asset of each of 13 of the Exchange Partnerships (individually, an "Exchange Equity Partnership" and collectively, the "Exchange Equity Partnerships") is record title to a residential apartment property or the entire limited partnership or other equity interest in a limited partnership or other entity which owns record title to a property. The sole assets of each of six of the Exchange Partnerships (individually, an "Exchange Mortgage Partnership" and collectively, the "Exchange Mortgage Partnerships") are the entire or an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests). Each of the remaining four Exchange Partnerships (individually, an "Exchange Hybrid Partnership" and collectively, the "Exchange Hybrid Partnerships") own a combination of (i) all or a portion of the direct or indirect equity interest in one or more properties and (ii) an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests).

     Certain information relating to the 26 Exchange Properties and mortgage indebtedness secured thereby is summarized in the tables set forth below.

                              Property Information
                            Equity Property Interests

The table set forth below summarizes certain information relating to each of the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed,
(iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of June 30, 1999, and (v) physical occupancy of each property as of June 30, 1999.


                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
Exchange Equity
Partnerships:

Baron Strategic       Steeplechase       Anderson,        1977       Total           72    3.20      47,280      Avg.         657
Investment Fund II,   Apartments  (1)    Indiana                     1 BR            12                          1 BR         550
Ltd.                                                                 2 BR            60                          2 BR         678

Central Florida       Laurel Oaks        Deland,          1986       Total           56    6.21      45,216      Avg.         807
Income Appreciation   Apartments  (1)    Florida                     1 BR            11                          1 BR         576
Fund, Ltd.                                                           2 BR            45                          2 BR         864

Florida Capital       Eagle Lake         Port             1987       Total           77    4.68      45,504      Avg.         591
Income Fund, Ltd.     Apartments  (1)    Orange,                     1 BR            73                          1 BR         576
                                         Florida                     2 BR             4                          2 BR         864

Florida Capital       Forest Glen        Daytona          1985       Total           52    6.85      62,692      Avg.       1,205
Income Fund II, Ltd.  Apartments         Beach,                      2 BR            28                          2 BR       1,075
                      (Phase I)  (2)     Florida                     3 BR            24                          3 BR       1,358

Florida Capital       Bridge Point       Jacksonville,    1986       Total           48    3.39      27,360      Avg.         570
Income Fund III,      Apartments         Florida                    Studio            6                         Studio        288
Ltd.                  (Phase II)  (1)                                1 BR            37                          1 BR         576
                                                                     2 BR             5                          2 BR         864

Florida Capital       Glen Lake          St.              1986       Total          144    7.16      79,200      Avg.         550
Income Fund IV, Ltd.  Apartments  (1)    Petersburg,                 1 BR           144                          1 BR         550
                                         Florida

Florida Income        Forest Glen        Daytona          1985       Total           26    6.85      29,931      Avg.       1,151
Advantage Fund I,     Apartments         Beach,                      2 BR            19                          2 BR       1,075
Ltd.                  (Phase III)  (2)   Florida                     3 BR             7                          3 BR       1,358

Florida Income        Forest Glen        Daytona          1985       Total            8    6.85       9,166      Avg.       1,146
Appreciation Fund     Apartments         Beach,                      2 BR             6                          2 BR       1,075
I, Ltd.               (Phase IV)  (2)    Florida                     3 BR             2                          3 BR       1,358





                          Name of
                        Residential                                  Physical
                         Apartment               6/30/99             Occupancy
                     Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)      (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------    --------------------------  ---------
Exchange Equity
Partnerships:

Baron Strategic       Steeplechase        $433         $.66         92%
Investment Fund II,   Apartments  (1)
Ltd.

Central Florida       Laurel Oaks         $531         $.66         98%
Income Appreciation   Apartments  (1)
Fund, Ltd.

Florida Capital       Eagle Lake          $465         $.78         96%
Income Fund, Ltd.     Apartments  (1)


Florida Capital       Forest Glen         $673         $.56         94%
Income Fund II, Ltd.  Apartments
                      (Phase I)  (2)

Florida Capital       Bridge Point        $465         $.82         94%
Income Fund III,      Apartments
Ltd.                  (Phase II)  (1)


Florida Capital       Glen Lake           $674        $1.23         76%
Income Fund IV, Ltd.  Apartments  (1)


Florida Income        Forest Glen         $656         $.57         88%
Advantage Fund I,     Apartments
Ltd.                  (Phase III)  (2)

Florida Income        Forest Glen         $655         $.57        100%
Appreciation Fund     Apartments
I, Ltd.               (Phase IV)  (2)


                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
Florida Income        Blossom Corners    Orlando,         1980       Total           70    3.67      39,300      Avg.         561
Growth Fund V, Ltd.   Apartments         Florida                    Studio           15                         Studio        300
                      (Phase I)  (1)                                 1 BR            49                          1 BR         600
                                                                     2 BR             6                          2 BR         900
Florida Opportunity   Camellia Court     Daytona          1982       Total           60    5.15      34,848      Avg.         581
Income Partners,      Apartments  (1)    Beach,                      1 BR            59                          1 BR         576
Ltd.                                     Florida                     2 BR             1                          2 BR         864

GSU Stadium Student   Stadium Club       Statesboro,      1987       Total           60    3.50      50,736      Avg.         860
Apartments, Ltd.      Apartments  (1)    Georgia                    Studio            2                         Studio        288
                                                                     3 BR             3                          3 BR         880
                                                                     4 BR            55                          4 BR         880

Midwest Income        Brookwood Way      Mansfield,       1974       Total           66    3.92      38,016      Avg.         576
Growth Fund VI, Ltd.  Apartments  (1)    Ohio                       Studio            3                         Studio        288
                                                                     1 BR            60                          1 BR         576
                                                                     2 BR             3                          2 BR         864

Realty Opportunity    Forest Glen        Daytona          1985       Total           30    6.85      34,231      Avg.       1,141
Income Fund VIII,     Apartments         Beach,                      2 BR            23                          2 BR       1,075
Ltd.                  (Phase II)  (2)    Florida                     3 BR             7                          3 BR       1,358

Exchange Hybrid
Partnerships:

Baron Strategic       Pineview           Orlando,         1988       Total           91    4.38      46,656      Avg.         513
Investment Fund VI,   Apartments (3)     Florida                    Studio           26                         Studio        288
Ltd.                                                                 1 BR            59                          1 BR         576
                                                                     2 BR             6                          2 BR         864

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776      Avg.         608
Investment Fund IX,   Phase I (4)        Florida                     1 BR            64                          1 BR         576
Ltd.                                                                 2 BR             8                          2 BR         864

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776      Avg.         608
Investment Fund X,    Phase I (5)        Florida                     1 BR            64                          1 BR         576
Ltd.                                                                 2 BR             8                          2 BR         864

                      Pineview           Orlando,         1988       Total           91    4.38      46,656      Avg.         513
                      Apartments (6)     Florida                    Studio           26                          1 BR         288
                                                                     1 BR            59                          2 BR         576
                                                                     2 BR             6                                       864




                          Name of
                        Residential                                  Physical
                         Apartment               6/30/99             Occupancy
                     Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)      (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------    --------------------------  ---------
Florida Income        Blossom Corners           $495         $.88         95%
Growth Fund V, Ltd.   Apartments
                      (Phase I)  (1)

Florida Opportunity   Camellia Court            $436         $.75         93%
Income Partners,      Apartments  (1)
Ltd.

GSU Stadium Student   Stadium Club              $963         $1.13        70%
Apartments, Ltd.      Apartments  (1)



Midwest Income        Brookwood Way             $376         $.65         94%
Growth Fund VI, Ltd.  Apartments  (1)



Realty Opportunity    Forest Glen               $653         $.57         90%
Income Fund VIII,     Apartments
Ltd.                  (Phase II)  (2)

Exchange Hybrid
Partnerships:

Baron Strategic       Pineview                  $461         $.90         92%
Investment Fund VI,   Apartments (3)
Ltd.

Baron Strategic       Crystal Court             $410         $.68         96%
Investment Fund IX,   Phase I (4)
Ltd.

Baron Strategic       Crystal Court             $410         $.68         96%
Investment Fund X,    Phase I (5)
Ltd.

                      Pineview                  $461         $.90         92%
                      Apartments (6)



                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
Lamplight Court of    Lamplight          Bellefontaine,   1973       Total         80      6.00      46,944    Avg.          587
Bellefontaine         Apartments (7)     Ohio                       Studio         12                         Studio         288
Apartments, Ltd.                                                      1BR          53                          1 BR          576
                                                                     2 BR          15                          2 BR          864
                                                                              ---------- --------- -----------            --------
                      TOTAL
                      PROPERTIES:                                               1,012**   83.16     680,856                   673
---------------------                                                         ========== ========= ===========            ========



                          Name of
                        Residential                                 Physical
                         Apartment              6/30/99             Occupancy
                    Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)     (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------   --------------------------  ---------
Lamplight Court of    Lamplight            $397         $.68         88%
Bellefontaine         Apartments (7)
Apartments, Ltd.

                                        ------------ ------------ -----------
                      TOTAL
                      PROPERTIES:          $533         $.80        89.5%
---------------------                   ============ ============ ===========


* Includes only residential apartment units and excludes common areas. ** Properties in which more than one partnership has an interest are counted only once.

(1) Partnership owns the entire limited partnership interest in a limited partnership which holds fee simple title to the property.

(2) Partnership owns beneficial interest in an unrecorded land trust which holds fee simple title to the property.

(3) Partnership owns (i) a 52.44% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(4) Partnership owns (i) a 39.56% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(5) Partnership owns (i) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the property and (i) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(6) Partnership owns (i) a 39.56% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(7) Partnership owns (i) a 31.7% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) a debt interest in the property described below in "Mortgage Information - Mortgage Properties" table.

                              Property Information
                             Debt Property Interests

     The table set forth below summarizes certain information relating to each of the 11 properties in which Exchange Mortgage Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering own a mortgage interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of June 30, 1998, and (v) physical occupancy of each property as of June 30, 1999.




                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners    Orlando,         1981       Total       68      3.51        38,100      Avg.         557
Investment Fund,      Apartments         Florida                    Studio       16                             Studio        300
Ltd.                  (Phase II)  (1)                                1 BR        45                              1 BR         600
                                                                     2 BR         7                              2 BR         864

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300      Avg.       1,325
                      Sycamore (1)       Ohio          quarter       2 BR                                        2 BR
                                                          2003       3 BR                                        3 BR

Baron Strategic       Country Square     Tampa,           1981       Total       73      4.56        40,032      Avg.         548
Investment Fund IV,   Apartments         Florida                    Studio       14                             Studio        288
Ltd.                  (Phase I) (1)                                  1 BR        52                              1 BR         576
                                                                     2 BR         7                              2 BR         864

Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568      Avg.         532
Investment Fund V,    Apartments         Florida                    Studio        6                             Studio        288
Ltd.                  (Phase II) (1)                                 1 BR        26                              1 BR         576
                                                                     2 BR         1                              2 BR         864

                      Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776      Avg.         540
                      Apartments  (1)    Florida                    Studio       16                             Studio        288
                                                                     1 BR        59                              1 BR         576
                                                                     2 BR         6                              2 BR         864

Baron Strategic       Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176      Avg.         541
Investment Fund       Apartments         Florida                    Studio       10                             Studio        288
VIII, Ltd.            (Phase II)  (2)                               1 BR/1B      26                             1 BR/1B       576
                                                                    2 BR/1B       4                             2 BR/1B       864
                                                                    2 BR/2B       1                             2 BR/2B       864



                          Name of
                        Residential                                 Physical
                         Apartment              6/30/99             Occupancy
                    Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)     (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------   --------------------------  ---------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners      $513         $.92         90%
Investment Fund,      Apartments
Ltd.                  (Phase II)  (1)


                      Villas at Lake        -             -           -
                      Sycamore (1)


Baron Strategic       Country Square       $469         $.86         96%
Investment Fund IV,   Apartments
Ltd.                  (Phase I) (1)


Baron Strategic       Candlewood           $463         $.87         89%
Investment Fund V,    Apartments
Ltd.                  (Phase II) (1)


                      Curiosity Creek      $443         $.82         98%
                      Apartments  (1)



Baron Strategic       Heatherwood          $527         $.98         93%
Investment Fund       Apartments
VIII, Ltd.            (Phase II)  (2)


                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
                      Longwood           Cocoa,           1981       Total       59      4.00        36,288      Avg.         615
                      Apartments         Florida                     1 BR        51                              1 BR         576
                      (Phase I)  (1)                                 2 BR         8                              2 BR         864

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300      Avg.       1,325
                      Sycamore (1)       Ohio          quarter       2 BR                                        2 BR
                                                          2003       3 BR                                        3 BR

Baron Strategic       Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776      Avg.         540
Vulture Fund I, Ltd.  Apartments  (1)    Florida                    Studio       16                             Studio        288
                                                                     1 BR        59                              1 BR         576
                                                                     2 BR         6                              2 BR         864

Brevard Mortgage      Meadowdale         Melbourne,       1984       Total       64      4.81        39,168      Avg.         612
Program, Ltd.         Apartments  (1)    Florida                     1 BR        56                              1 BR         576
                                                                     2 BR         8                              2 BR         864

Exchange Hybrid
Partnerships
Baron Strategic       Candlewood         Tampa,           1988       Total       33      2.75        17,568      Avg.         532
Investment Fund VI,   Apartments         Florida                    Studio        6                             Studio        288
Ltd.                  (Phase II) (3)                                 1 BR        26                              1 BR         576
                                                                     2 BR         1                              2 BR         864

                      Country Square                      1981       Total       73      4.56        40,032      Avg.         548
                      Apartments         Tampa,                     Studio       14                             Studio        288
                      (Phase I)  (3)     Florida                     1 BR        52                              1 BR         576
                                                                     2 BR         7                              2 BR         864

                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720      Avg.         601
                      Apartments         Florida                    Studio        8                             Studio        288
                      (Phase III)  (3)                               1 BR        67                              1 BR         576
                                                                     2 BR        16                              2 BR         864


Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568      Avg.         532
Investment Fund IX,   Apartments         Florida                    Studio        6                             Studio        288
Ltd.                  (Phase II) (3)                                 1 BR        26                              1 BR         576
                                                                     2 BR         1                              2 BR         864




                          Name of
                        Residential                                 Physical
                         Apartment              6/30/99             Occupancy
                    Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)     (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------   --------------------------  ---------
                      Longwood             $433         $.70         92%
                      Apartments
                      (Phase I)  (1)

                      Villas at Lake        -             -           -
                      Sycamore (1)


Baron Strategic       Curiosity Creek      $443         $.82         98%
Vulture Fund I, Ltd.  Apartments  (1)


Brevard Mortgage      Meadowdale           $412         $.67         83%
Program, Ltd.         Apartments  (1)


Exchange Hybrid
Partnerships
Baron Strategic       Candlewood           $463         $.87         89%
Investment Fund VI,   Apartments
Ltd.                  (Phase II) (3)

                      Country Square       $469         $.86         96%
                      Apartments
                      (Phase I)  (3)


                      Garden Terrace       $417         $.69         90%
                      Apartments
                      (Phase III)  (3)



Baron Strategic       Candlewood           $463         $.87         89%
Investment Fund IX,   Apartments
Ltd.                  (Phase II) (3)


                          Name of
                        Residential                                                                Approx.
                         Apartment                                                                 Rentable
                     Property (and type                  Year                            Approx.     Area       Avg. Unit Size
Partnership            Of interest)      Location      Completed       No. of Units       Acres    (Sq. Ft.)*      (Sq. Ft.)
-----------          ----------------    --------      ---------       ------------      -------   ----------   --------------
                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720      Avg.         601
                      Apartments         Florida                    Studio        8                             Studio        288
                      (Phase III)  (3)                               1 BR        67                              1 BR         576
                                                                     2 BR        16                              2 BR         864

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300      Avg.       1,325
                      Sycamore  (3)      Ohio          quarter
                                                          2003

Baron Strategic       Garden Terrace     Tampa,           1983       Total       91      6.00        54,720      Avg.         601
Investment Fund X,    Apartments         Florida                    Studio        8                             Studio        288
Ltd.                  (Phase III)  (3)                               1 BR        67                              1 BR         576
                                                                     2 BR        16                              2 BR         864

                      Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176      Avg.         541
                      Apartments         Florida                    Studio       10                             Studio        288
                      (Phase II)  (2)                                1 BR        26                              1 BR         576
                                                                    2 BR/1B       4                             2 BR/1B       864
                                                                    2 BR/2B       1                             2 BR/2B       864

Lamplight Court of    Lamplight          Bellefontaine,   1973       Total       80      6.00        46,944      Avg.         587
Bellefontaine         Apartments (4)     Ohio                       Studio       12                             Studio        288
Apartments, Ltd.                                                     1 BR        53                              1 BR         576
                                                                     2 BR        15                              2 BR         864

                                                                              ------ ------------- -----------            -------- -
                      TOTAL
                      PROPERTIES5:                                              590     42.48       338,772                   569
---------------------                                                         ====== ============= ===========            ======== =




                          Name of
                        Residential                                  Physical
                         Apartment               6/30/99             Occupancy
                     Property (and type  Average Rental Rates/Month     As Of
Partnership            Of interest)      (Per Unit) (Per Sq. Ft.)     6/30/99
-----------          ----------------    --------------------------  ---------
                      Garden Terrace       $417         $.69         90%
                      Apartments
                      (Phase III)  (3)


                      Villas at Lake        -             -           -
                      Sycamore  (3)


Baron Strategic       Garden Terrace       $417         $.69         90%
Investment Fund X,    Apartments
Ltd.                  (Phase III)  (3)


                      Heatherwood          $527         $.98         93%
                      Apartments
                      (Phase II)  (2)



Lamplight Court of    Lamplight            $397         $.68         88%
Bellefontaine         Apartments (4)
Apartments, Ltd.


                                        ------------ ------------ -----------
                      TOTAL
                      PROPERTIES(5):       $447         $.78         91%
---------------------                   ============ ============ ===========


*    Includes only residential apartment units and excludes common areas.

(1) The Partnership's sole real estate assets consist of an undivided second mortgage interest in the property or properties described in this table. The second mortgage interests are described below at "Mortgage Information-Mortgage Properties."

(2) The Partnership owns an undivided second mortgage interest in the property and unsecured indebtedness associated therewith. The indebtedness is described below at "Mortgage Information-Mortgage Properties."

(3) The Partnership owns (i) an undivided second mortgage interest in the property or properties described in this table and (ii) a direct or indirect equity interest in one or more properties. The second mortgage interests are described below at "Mortgage Information-Mortgage Properties" and the equity interest is described above at "Property Information-Equity Property Interests."

(4) The Partnership owns (i) an undivided second mortgage interest in the property described in this table and (ii) an undivided limited partnership interest in the limited partnership which owns fee simple title to the property. The second mortgage interest is described below at "Mortgage Information-Mortgage Properties," and the equity interest is described above at "Property Information-Equity Property Interests."

(5)  Does not include information for Lake Sycamore, which is under development.

                              Mortgage Information
                            Equity Property Interests

     The table below sets forth certain information relating to the first mortgage (and in one case, second mortgage) indebtedness secured by or associated with the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) name of partnership, (ii) name and location of the properties, (iii) principal balances as of June 30, 1999, (iv) interest rates, (v) annual debt service, (vi) amortization term, (vii) maturity dates, (viii) balances due on maturity, (ix) monthly payments, and (x) name of lending institution.



                                                   6/30/99                   Annual
                                                  Principal    Interest       Debt
 Partnership       Property        Location        Balance       Rate       Payment
 -----------       --------        --------        -------       ----       -------
Exchange Equity
Partnerships

Baron Strategic    Steeplechase    Anderson,      $1,260,000  Yrs. 1-2:      $97,644
Investment Fund    Apartments      Indiana                        7.25%
II, Ltd.                                                      Yrs. 3-4:
                                                                  7.75%
                                                              Yrs. 5-10:
                                                                  8.25%

Central Florida    Laurel Oaks     Deland,         1,588,191      6.54%      121,863
Income             Apartments      Florida
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      Port            1,427,797      8.56%      145,669
Income Fund, Ltd.  Apartments      Orange,
                                   Florida
Florida Capital    Forest Glen     Daytona         1,771,768      7.01%      125,696
Income Fund II,    Apartments      Beach,
Ltd.               (Phase I)       Florida

Florida Capital    Bridge Point    Jacksonville,     710,868      9.52%       77,183
Income Fund III,   Apartments      Florida
Ltd.               (Phase II)

Florida Capital    Glen Lake       St.             2,684,155      9.55%      296,046
Income Fund IV,    Apartments      Petersburg,                    8.00%       34,728
Ltd.                               Florida           352,238
                                                     (second
                                                   mortgage)



                                                                          Balance
                                   Monthly     Amortization  Maturity     Due On
 Partnership       Property        Payment        Term        Date       Maturity    Lender
 -----------       --------        -------        ----        ----       --------    ------
Exchange Equity
Partnerships

Baron Strategic    Steeplechase    $8,138       30 years     10/1/06   $1,099,557  Crown Bank
Investment Fund    Apartments
II, Ltd.

Central Florida    Laurel Oaks     10,155       30 years     12/1/28          -0-  Prudential Mortgage
Income             Apartments                                                      Capital
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      12,139       25 years     11/1/05    1,244,562  Column Financial, Inc.
Income Fund, Ltd.  Apartments

Florida Capital    Forest Glen     10,475       30 years      3/05      1,681,926  Prudential Mortgage
Income Fund II,    Apartments                                                      Capital
Ltd.               (Phase I)

Florida Capital    Bridge Point    6,431        25 years     7/1/06       625,327  Huntington Mortgage Co.
Income Fund III,   Apartments
Ltd.               (Phase II)

Florida Capital    Glen Lake      24,670        25 years     5/18/00    2,652,341  Republic Bank
Income Fund IV,    Apartments      2,894        25 years     5/1/05       343,772  Glen Lake Arms
Ltd.                                                                               Joint Venture


                                                   6/30/99                   Annual
                                                  Principal    Interest       Debt
 Partnership       Property        Location        Balance       Rate       Payment
 -----------       --------        --------        -------       ----       -------
Exchange Equity
Partnerships

Florida Income     Forest Glen     Daytona           885,884      7.01%       71,649
Advantage          III             Beach, FL
 Fund I


Florida Income     Forest Glen     Daytona           272,580      7.01%       19,337
Appreciation       Apartments      Beach,
Fund I, Ltd.       (Phase IV)      Florida

Florida Income     Blossom         Orlando,        1,017,388      9.04%      106,084
Growth Fund V,     Corners         Florida
Ltd.               Apartments
                   (Phase I)

Florida            Camellia        Daytona         1,065,887      9.04%      111,132
Opportunity        Court           Beach,
Income Partners,   Apartments      Florida
Ltd.

GSU Stadium        Stadium Club    Statesboro,     1,712,134      7.87%      160,346
Student            Apartments      Georgia
Apartments, Ltd.

Midwest Income     Brookwood Way   Mansfield,      1,043,073      9.04%      108,612
Growth Fund VI,    Apartments      Ohio
Ltd.

Realty             Forest Glen     Daytona         1,022,174      7.01%       72,517
Opportunity        Apartments      Beach,
Income Fund        (Phase II)      Florida
VIII, Ltd.

Exchange Hybrid
Partnerships

Baron Strategic    Pineview        Orlando,        1,596,966      7.75%      139,271
Investment Fund    Apartments      Florida
VI, Ltd.

Baron Strategic    Crystal Court   Lakeland,       1,203,764      7.50%      102,533
Investment Fund    Apartments      Florida
IX, Ltd.           (Phase I)



                                                                          Balance
                                   Monthly     Amortization  Maturity     Due On
Partnership       Property         Payment        Term        Date       Maturity    Lender
-----------       --------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships

Florida Income     Forest Glen     5,971       30 years      3/05        817,310  Prudential Mortgage
Advantage          III                                                            Capital
 Fund I


Florida Income     Forest Glen     1,611       30 years      3/05        216,712  Prudential Mortgage
Appreciation       Apartments                                                     Capital
Fund I, Ltd.       (Phase IV)

Florida Income     Blossom         8,840       25 years     11/1/06     $882,430  Column Financial, Inc.
Growth Fund V,     Corners
Ltd.               Apartments
                   (Phase I)

Florida            Camellia        9,261       30 years     11/1/06      984,430  Column Financial, Inc.
Opportunity        Court
Income Partners,   Apartments
Ltd.

GSU Stadium        Stadium Club   13,362       30 years     10/1/05    1,615,458  GMAC
Student            Apartments
Apartments, Ltd.

Midwest Income     Brookwood Way   9,051       25 years     12/1/06      890,263  Mellon Bank
Growth Fund VI,    Apartments
Ltd.

Realty             Forest Glen     6,043       30 years      3/05        981,813  Prudential Mortgage
Opportunity        Apartments                                                     Capital
Income Fund        (Phase II)
VIII, Ltd.

Exchange Hybrid
Partnerships

Baron Strategic    Pineview       11,606       30 years      11/04     1,493,008  GMAC
Investment Fund    Apartments
VI, Ltd.

Baron Strategic    Crystal Court   8,544       30 years      11/04     1,126,207  GMAC
Investment Fund    Apartments
IX, Ltd.           (Phase I)


                                                   6/30/99                   Annual
                                                  Principal    Interest       Debt
 Partnership       Property        Location        Balance       Rate       Payment
 -----------       --------        --------        -------       ----       -------
Exchange Equity
Partnerships

Baron Strategic    Crystal Court   Lakeland,       1,203,764      7.50%      102,533
Investment Fund    Apartments      Florida
X, Ltd.            (Phase I)

                   Pineview        Orlando,        1,596,966      7.75%      139,271
                   Apartments      Florida

Lamplight Court    Lamplight       Bellefontaine   1,356,867      9.04%      135,660
of Bellefontaine   Court           Ohio
Apts., Ltd.

                                                ------------            ------------
                   TOTAL
                   PROPERTIES:                   $20,971,734             $ 1,925,970
                                                ============            ============



                                                                          Balance
                                   Monthly     Amortization  Maturity     Due On
Partnership       Property         Payment        Term        Date       Maturity    Lender
-----------       --------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships

Baron Strategic    Crystal Court      8,544       30 years      11/04     1,126,207  GMAC
Investment Fund    Apartments
X, Ltd.            (Phase I)

                   Pineview          11,606       30 years      11/04     1,493,008  GMAC
                   Apartments

Lamplight Court    Lamplight         11,305       25 years     11/1/06    1,158,349  Column Financial
of Bellefontaine   Court
Apts., Ltd.

                                ------------                          -------------
                   TOTAL
                   PROPERTIES:     $160,496                             $17,813,465
                                ============                          =============

                              Mortgage Information
                               Mortgage Properties

     The table below sets forth certain information relating to the second mortgage loans (and in one case other debt interests) owned by each of the six Exchange Mortgage Partnerships and the four Exchange Hybrid Partnerships substantially all of whose limited partnership interests the Operating Partnership acquired in the Exchange Offering, including (i) the name of the lending Exchange Partnership, (ii) the name, location and number of units of the underlying residential apartment property securing the first and second mortgages, (iii) the name of the debtor, (iv) the original principal amount of the second mortgage loan(s) held by the Exchange Partnership and the principal balance as of June 30, 1999 and due at maturity, (v) the undivided interests of other Exchange Partnerships in the second mortgage loans or the principal balance as of June 30, 1999 of other second mortgage loans secured by the property and owned by other Exchange Partnerships, (vi) the appraised replacement cost new and the appraised value of the property determined under the income method, (vii) the second mortgage loan interest rate, maturity date, annual and monthly interest payable and participation features, if any, and
(viii) the principal balance of the institutional first mortgage loan secured by the property as of June 30, 1999 and the terms thereof.

     Additional information relating to the underlying residential apartment property securing each second mortgage loan described and the first mortgage loan with a senior position ahead of the second mortgage loan is set forth above at "Property Information - Debt Property Interests." The debtors of substantially all of the second mortgage loans and other loans provided or acquired by the Exchange Mortgage Partnerships and the Exchange Hybrid Partnerships are limited partnerships which own fee simple title to the property which secures such mortgage loans. Affiliates of Mr. McGrath are the corporate general partners of the debtor partnerships and in such capacity own a minority economic interest (2%-20%) in such partnerships which is subordinate to the preferred returns of the limited partners in such partnerships. Each second mortgage note described is non-recourse beyond the property and/or other assets owned by the debtors.

                         EXCHANGE MORTGAGE PARTNERSHIPS

                      Baron Strategic Investment Fund, Ltd.

This Exchange Partnership owns (i) three unrecorded second mortgage loans secured by the Blossom Corners Property-Phase II and (ii) an unrecorded second mortgage loan secured by the Lake Sycamore Property. The interest of the Exchange Partnership in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.


--------------------------------------------------------------------------------
1.  Blossom Corners Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Blossom Corners Apartments - Phase II (68
                                       units) Orlando, Florida
--------------------------------------------------------------------------------
Debtor:                                Blossom Corners Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $977,645
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $850,966  ($46,752)
--------------------------------------------------------------------------------
Balance due at maturity:               $850,966
--------------------------------------------------------------------------------
Appraised replacement cost new of
property:                              $3,390,187
--------------------------------------------------------------------------------
Appraised value of property -
income approach:                       $2,322,000
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $622,103 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal
                                       balance to the extent of any available
                                       cash flow during the year and additional
                                       non-cumulative participation interest
                                       equal to 30% of any remaining available
                                       cash flow during the year), (ii)
                                       adjustable interest rate of 1% over the
                                       prime rate (current adjustable rate of
                                       8.75%) as to $68,861 of principal, and
                                       (iii) fixed interest rate of 12% as to
                                       $160,002 of principal. The loans require
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/02
--------------------------------------------------------------------------------
Annual interest payable:               $62,552 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $5,213
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,096,229; the loan matures in 3/02, has
mortgage loan secured by property      a balance due at maturity of $1,050,024,
and other terms:                       bears interest at a fixed annual rate of
                                       8.24%, has annual and monthly debt
                                       service requirements of $106,824 and
                                       $8,902, respectively, amortizes on a
                                       25-year basis, and is prepayable subject
                                       to a prepayment penalty equal to 1% of
                                       amount prepaid prior to third anniversary
                                       of loan.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of an unrecorded second
                                       mortgage note with a principal balance of
                                       $622,103, an unsecured promissory note
                                       with a principal balance of $68,861, an
                                       unsecured demand note with a principal
                                       balance of $130,270 and advances of
                                       $29,732. On 12/15/98, the debtor restated
                                       and amended the $622,103 second mortgage
                                       note and the $68,861 unsecured promissory
                                       note and made a new promissory note in
                                       favor of the Exchange Partnership in the
                                       original principal amount of $160,002 (to
                                       consolidate the $130,270 demand note and
                                       advances of $29,732). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the unsecured notes at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the unsecured notes with a
                                       second mortgage on the property.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------

Residential apartment property
Securing mortgages (number of
Units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
--------------------------------------------------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $230,000
--------------------------------------------------------------------------------
6/30/99  principal balance of
Exchange Partnership's 100%
interest in loan (accrued unpaid
interest):                             $230,000  ($27,315)
--------------------------------------------------------------------------------
Balance due at maturity:               $230,000
--------------------------------------------------------------------------------
6/30/99 aggregate principal balance
of other second mortgage loans
secured by property and owned by
other Exchange Partnerships
(accrued unpaid interest ):            $341,500  ($20,132)
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (under development):          $9,376,039
--------------------------------------------------------------------------------
Appraised value of property -          $1,080,000
"As is" value:                         $14,312,000 (assuming completion of
Prospective market value:              project as planned, full rent up and
                                       satisfactory environmental-quality test)
--------------------------------------------------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/03
--------------------------------------------------------------------------------
Annual interest payable:               $27,600
--------------------------------------------------------------------------------
Monthly interest payable:              $2,300
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,021,362; approved maximum $2,000,000;
mortgage loan secured by               the loan matures in 11/01, bears interest
property and other terms:              at an  annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires payments
                                       of interest only until maturity and is
                                       prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund VIII, Ltd. and
                                       Baron Strategic Investment Fund IX, Ltd.,
                                       own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that they are in the
                                       principal amounts of $98,000 and $243,500
                                       (with accrued unpaid interest in the
                                       amounts of $5,623 and $14,509),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
--------------------------------------------------------------------------------

                    Baron Strategic Investment Fund IV, Ltd.

This Exchange Partnership owns two unrecorded second mortgage loans secured by the Country Square Property-Phase I described below. The Exchange Partnership's interest in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Country Square Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Country Square Apartments - Phase I (73
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Country Square Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100% interest
in loans:                              $1,372,237
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $1,364,549  ($199,576)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,364,549
--------------------------------------------------------------------------------
Second mortgage loan interests of      In 3/97, the Exchange Partnership
another Exchange Partnership:          received a loan with a current principal
                                       balance of $259,639 (with accrued unpaid
                                       interest of $46,934) from Baron Strategic
                                       Investment Fund VI, Ltd. ("Baron Fund
                                       VI"). The Exchange Partnership, in turn,
                                       lent the loan proceeds to the debtor as
                                       part of the Country Square Second
                                       Mortgage Loans. The loan from Baron Fund
                                       VI bears interest at the rate of 15%,
                                       payable monthly, matures in 9/02 and is
                                       secured by the Exchange Partnership's
                                       interest in two second mortgage notes and
                                       a second mortgage.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property:                              $3,554,776
--------------------------------------------------------------------------------
Appraised value of property -
income approach:                       $2,281,000
--------------------------------------------------------------------------------
Mortgage interest and
 amortization provisions:              Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/08
--------------------------------------------------------------------------------
Annual interest payable:               $163,746
--------------------------------------------------------------------------------
Monthly interest payable:              $13,645
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,582,377; the loan matures in 3/08, has
mortgage loan secured by property      a balance due at maturity of $1,385,953,
and other terms:                       bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis and is prepayable after the
                                       fourth anniversary of the loan, subject
                                       to yield maintenance until the sixth
                                       month prior to maturity, when it can be
                                       prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $1,192,987
                                       and an unsecured demand note with a
                                       principal balance of $179,250. On
                                       12/15/98, the debtor restated and amended
                                       the notes and the debtor and the Exchange
                                       Partnership entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note at the same maturity date as
                                       the second mortgage note, in exchange for
                                       the debtor's agreement to secure its
                                       repayment obligation on the demand note
                                       with a second mortgage on the Country
                                       Square Property.
--------------------------------------------------------------------------------

                     Baron Strategic Investment Fund V, Ltd.

The Exchange Partnership owns (i) an unrecorded second mortgage loan secured by the Candlewood Property-Phase II, (ii) an undivided interest in three unrecorded second mortgage loans and a 100% interest in an unrecorded second mortgage loan secured by the Curiosity Creek Property and (iii) four unrecorded second mortgage loans secured by the Sunrise Property-Phase I. The interest of the Exchange Partnership and other Exchange Partnerships in the second mortgage loans, terms of the first mortgage loans secured by the properties, and other information are described below.

--------------------------------------------------------------------------------
1. Candlewood Second Mortgage Loan:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $21,000
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $21,000  ($3,102)
--------------------------------------------------------------------------------
Balance due at maturity:               $21,000
--------------------------------------------------------------------------------
6/30/99 aggregate principal balance
of other second mortgage loans
secured by property and owned by
other Exchange Partnerships
(accrued unpaid interest):             $143,500  ($20,089)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund VI, Ltd.
Exchange Partnerships in Property:     ("Baron Fund VI") and Baron Strategic
                                       Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       6/30/99 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's second mortgage
                                       loans are $68,000 (accrued unpaid
                                       interest of $9,967) and $75,500 (accrued
                                       unpaid interest of $10,122),
                                       respectively; the annual (and monthly)
                                       payments due them are $8,160 ($680) and
                                       $9,060 ($755), respectively. The other
                                       terms relating to Baron Fund VI's and
                                       Baron Fund IX's second mortgage loans are
                                       the same as stated herein in respect of
                                       the Exchange Partnership's loan.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Appraised replacement cost new of
property (12.8% of amount,
representing the percentage of the
current principal balance of the
Exchange Partnership's second
Mortgage loan in relation to the
Aggregate current principal Balance
of all second mortgage Loans
secured by the property):              $1,590,447  ($203,577)
--------------------------------------------------------------------------------
Appraised value of property -
 Income approach (12.8% of
 Amount):                              $ 922,000  ($118,016)
--------------------------------------------------------------------------------
Mortgage interest and
 Amortization provisions:              Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/03
--------------------------------------------------------------------------------
Annual interest payable:               $2,520
--------------------------------------------------------------------------------
Monthly interest payable:              $210
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $587,146 ($75,155); the loan matures in
mortgage loan secured by               2/03, has a balance due at maturity of
property (12.8% of amount)             $533,678, bears interest at a fixed
and other terms:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $21,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund
                                       VI and Baron Fund IX with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
--------------------------------------------------------------------------------

2.  Curiosity Creek Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
26.3% interest in three loans and a
100% interest in one loan:             $474,703
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $474,703  ($33,148)
--------------------------------------------------------------------------------
Balance due at maturity:               $474,703
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6/30/99 principal balance of other
Exchange Partnership's undivided
73.7% in three loans and a 100%
interest in one loan (accrued
unpaid interest):                      $1,243,847  ($112,259)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Vulture Fund I, Ltd.
Partnerships in second mortgage        ("Baron Vulture Fund") owns the remaining
loans:                                 undivided 73.7% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans"). The
                                       aggregate original principal balance,
                                       aggregate 6/30/99 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Vulture Fund's interest
                                       in the loans is $1,243,847 (accrued
                                       unpaid interest of $134,759); the
                                       aggregate annual and monthly payments due
                                       it are $105,149 and $8,762, respectively.
                                       The other terms relating to Baron Vulture
                                       Fund's interest in the loans are the same
                                       as stated herein.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (26.3% of amount):            $3,941,164  ($1,036,526)
--------------------------------------------------------------------------------
Appraised value of property -
Income approach (26.3% of
Amount):                               $2,552,000  ($ 671,176)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $212,227 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow, plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $108,899 of principal, (iii)
                                       fixed interest rate of 12.5% as to
                                       $109,325 of principal and (iv) fixed
                                       interest rate of 12% as to $44,253 of
                                       principal. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/07
--------------------------------------------------------------------------------
Annual interest payable:               $41,238 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $3,437
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,286,406 ($338,325); the loan matures
mortgage loan secured by               in 4/08, has a balance due at maturity of
property (26.3% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it may be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with a an aggregate principal
                                       balance of $830,360 and advances in the
                                       amount of $66,171. On 12/15/98, the
                                       debtor, the Exchange Partnership and
                                       Baron Vulture Fund entered into a
                                       mortgage modification agreement pursuant
                                       to which the Exchange Partnership and
                                       Baron Vulture Fund agreed to set the
                                       maturity date on the demand notes and the
                                       advances at the same maturity date as the
                                       second mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Curiosity Creek Property.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3.  Sunrise Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Sunrise Apartments - Phase I (60 units)
                                       Titusville, Florida
--------------------------------------------------------------------------------
Debtor:                                Sunrise Apartments I, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,036,450
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $1,031,801  (-0-)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,031,801
--------------------------------------------------------------------------------
Appraised replacement cost new
of property:                           $2,700,611
--------------------------------------------------------------------------------
Appraised value of property -
income approach:                       $1,424,000
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $335,000 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) fixed interest
                                       rate of 4% as to $621,515 of principal,
                                       and (iii) fixed interest rate of 12% as
                                       to $16,000 of principal. The loans
                                       require payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/07
--------------------------------------------------------------------------------
Annual interest payable:               $53,995 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $4,500
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of           $1,022,417; the loan matures in 1/05, has
first mortgage loan secured by         a balance due at maturity of $932,217,
property and other terms:              bears interest at a fixed annual rate of
                                       7.5%, has annual and monthly debt service
                                       requirements of $174,020 and $14,502,
                                       respectively, amortizes on a 30-year
                                       basis, and is payable after the fourth
                                       anniversary of the loan, subject to yield
                                       maintenance until the sixth month prior
                                       to maturity, when it can be prepaid at
                                       par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans secured by the Sunrise Property
                                       (the "Sunrise Second Mortgage Loans")
                                       consisted of a second mortgage note with
                                       a principal balance of $335,000, two
                                       unsecured demand notes with an aggregate
                                       principal balance of $622,982 and
                                       advances in the amount of $73,819. On
                                       12/15/98, the debtor restated and amended
                                       the second mortgage note and the demand
                                       notes and created a new promissory note
                                       in favor of the Exchange Partnership in
                                       the original principal amount of $16,000
                                       (to cover prior advances). The debtor and
                                       the Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand notes and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Sunrise Property.
--------------------------------------------------------------------------------

                   Baron Strategic Investment Fund VIII, Ltd.

The Exchange Partnership owns (i) an undivided interest in an unrecorded second mortgage loan secured by the Heatherwood Property-Phase II, and three unsecured loans associated with such property, (ii) three unrecorded second mortgage loans secured by the Longwood Property-Phase I and (iii) an unrecorded second mortgage loan secured by the Lake Sycamore Property (under development). The interest of the Exchange Partnership and other Exchange Partnerships in the second mortgage loans, terms of the first mortgage loans secured by each property, and other information are described below.

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
--------------------------------------------------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
58% interest in loans:                 $206,260
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $206,260  ($2,406)
--------------------------------------------------------------------------------
Balance due at maturity:               $206,260
--------------------------------------------------------------------------------
6/30/99 principal balance of other
Exchange Partnership's undivided
42% in loans (accrued unpaid
interest):                             $155,787  ($5,972)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund X, Ltd.
Partnership in second mortgage         ("Baron Fund X") owns the remaining
loans:                                 undivided 42% interest in the second
                                       mortgage loans secured by the Heatherwood
                                       Property and in the unsecured loans
                                       associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       6/30/99 principal balance, and aggregate
                                       balance due at maturity in respect of
                                       Baron Fund X's interest in the
                                       Heatherwood Loans is $155,787 (accrued
                                       unpaid interest of $5,972); the aggregate
                                       annual (and monthly) payments due it are
                                       $9,710 ($809). The other terms relating
                                       to Baron Fund X's interest in the
                                       Heatherwood Loans are the same as stated
                                       herein.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (58% of amount):              $1,862,475  ($1,080,236)
--------------------------------------------------------------------------------
Appraised value of property -
income approach (58% of
amount):                               $1,259,000  ($730,220)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $188,500 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $1,010 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $16,749 of principal. The
                                       loans require payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/04
--------------------------------------------------------------------------------
Annual interest payable:               $13,408 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $1,117
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $699,359 ($405,628); the loan matures in
mortgage loan secured by               11/04, has a balance due at maturity of
property (58% of amount)               $655,856, bears interest at a fixed
and other terms:                       annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------

2.  Longwood Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Longwood Apartments - Phase I (59 units)
                                       Cocoa, Florida
--------------------------------------------------------------------------------
Debtor:                                Longwood Apartments I, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $969,268
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $969,268  ($60,704)
--------------------------------------------------------------------------------
Balance due at maturity:               $969,268
--------------------------------------------------------------------------------
Appraised replacement cost new of
property:                              $2,666,862
--------------------------------------------------------------------------------
Appraised value of property -
Income approach:                       $1,788,000
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $368,558 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $526,465 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $74,245 of principal. The
                                       loans require payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/07
--------------------------------------------------------------------------------
Annual interest payable:               $77,088 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $6,424
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,022,255; the loan matures in 11/04,
mortgage loan secured by property      has a balance due at maturity of
and other terms:                       $1,204,545, bears interest at a fixed
                                       annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $89,150 and $7,429, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Longwood Second
                                       Mortgage Loans consisted of a second
                                       mortgage note with a principal balance of
                                       $368,558, an unsecured demand note with a
                                       principal balance of $526,465, and
                                       advances of $74,245. On 12/15/98, the
                                       debtor restated and amended the second
                                       mortgage note and the demand note and
                                       created a new promissory note in the
                                       original principal amount of $74,245 (to
                                       cover prior advances). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand note and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the demand note
                                       and advances with a second mortgage on
                                       the Longwood Property.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
--------------------------------------------------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $98,000
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $98,000  ($5,623)
--------------------------------------------------------------------------------
Balance due at maturity:               $98,000
--------------------------------------------------------------------------------
6/30/99 aggregate principal balance
of other second mortgage loans
secured by property and owned by
other Exchange Partnerships
(accrued unpaid interest):             $473,500  ($41,824)
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (under development):          $9,376,039
--------------------------------------------------------------------------------
Appraised value of property - "As
is" value:                             $1,080,000

Prospective market value:              $14,312,000 (assuming completion of
                                       project as planned, full rent up and
                                       satisfactory environmental-quality test)
--------------------------------------------------------------------------------
Mortgage interest and                  Fixed interest rate of 12%; requires
amortization provisions:               quarterly payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/03
--------------------------------------------------------------------------------
Annual interest payable:               $11,760
--------------------------------------------------------------------------------
Monthly interest payable:              $980
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,021,362; approved maximum $2,000,000;
mortgage loan secured by property      the loan matures in 11/01, bears interest
and other terms:                       at an annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires payments
                                       of interest only until maturity and is
                                       prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund, Ltd. and Baron
                                       Strategic Investment Fund IX, Ltd., own
                                       separate second mortgage notes secured by
                                       the property with the same terms except
                                       that they have principal amounts of
                                       $230,000 and $243,500 (and accrued unpaid
                                       interest of $27,315 and $14,509),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
--------------------------------------------------------------------------------

                      Baron Strategic Vulture Fund I, Ltd.

The Exchange Partnership owns an undivided interest in three unrecorded second mortgage loans and a 100% interest in one second mortgage loan secured by the Curiosity Creek Property described below. The interest of the Exchange Partnership and a separate Exchange Partnership in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Curiosity Creek Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
73.7% interest in three loans and
100% interest in one loan:             $1,243,847
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $1,243,847  ($112,259)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,243,847
--------------------------------------------------------------------------------
6/30/99 principal balance of other
Exchange Partnership's undivided
26.3% in three loans and 100%
interest in one loan (accrued
unpaid interest):                      $474,703  ($33,148)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund V, Ltd. (
Partnership in second mortgage         "Baron Fund V") owns the remaining
loans:                                 undivided 26.3% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans"). The
                                       aggregate original principal balance,
                                       aggregate 6/30/99 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Fund V's interest in the
                                       Curiosity Creek Second Mortgage Loans is
                                       $474,703 (accrued unpaid interest of
                                       $33,148); the aggregate annual and
                                       monthly payments due it are $41,238 and
                                       $3,437, respectively. The other terms
                                       relating to Baron Fund V's interest in
                                       the Curiosity Creek Second Mortgage Loans
                                       are the same as stated herein.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (73.7% of amount):            $3,941,164  ($2,904,638)
--------------------------------------------------------------------------------
Appraised value of property -
income approach (73.7% of amount):     $2,552,000  ($1,880,824)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $595,333 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $305,407 of principal, (iv)
                                       fixed interest rate of 12.5% as to
                                       $306,675 of principal, and (iii) fixed
                                       interest rate of 12% as to $36,431 of
                                       principal. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         4/07
--------------------------------------------------------------------------------
Annual interest payable:               $105,149 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $8,762
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------

6/30/99 principal balance of first     $1,286,406 ($948,081); the loan matures
mortgage loan secured by               in 4/08, has a balance due at maturity of
property (73.7% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance until the sixth month prior to maturity, when it may be prepaid at par.


--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with an aggregate principal balance
                                       of $830,360 and advances in the amount of
                                       $66,171. On 12/15/98, the debtor, the
                                       Exchange Partnership and Baron Fund V
                                       entered into a mortgage modification
                                       agreement pursuant to which the Exchange
                                       Partnership and Baron Fund V agreed to
                                       set the maturity date on the demand notes
                                       and the advances at the same maturity
                                       date as the second mortgage note, in
                                       exchange for the debtor's agreement to
                                       secure its repayment obligations on the
                                       unsecured notes and advances with a
                                       second mortgage on the Curiosity Creek
                                       Property.
--------------------------------------------------------------------------------

                         Brevard Mortgage Program, Ltd.

The Exchange Partnership owns three unrecorded second mortgage loans secured by the Meadowdale Property described below. The Exchange Partnership's interest in the Second Mortgage Loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Meadowdale Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units    Meadowdale Apartments (64 units)
                                       Melbourne, Florida
--------------------------------------------------------------------------------
Debtor:                                Florida Opportunity Income Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,048,861
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $1,048,861  ($112,115)
--------------------------------------------------------------------------------
Balance due at maturity:               $1,048,861
--------------------------------------------------------------------------------
Appraised replacement cost new of
property:                              $3,084,043
--------------------------------------------------------------------------------
Appraised value of property -
income approach:                       $1,629,000
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $752,747 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $271,923 of
                                       principal and (iii) fixed rate of 12% as
                                       to $24,191 of principal.
--------------------------------------------------------------------------------
Maturity date:                         10/07
--------------------------------------------------------------------------------
Annual interest payable:               $71,861 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $ 5,988
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $944,722; the loan matures in 7/01, has a
mortgage loan secured by               balance due at maturity of $905,918,
property and other terms:              bears  interest at a fixed annual rate of
                                       8.75%, has annual and monthly debt
                                       service requirements of $93,935 and
                                       $7,828, respectively, amortizes on a
                                       22-year basis, and is prepayable without
                                       penalty.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $752,747, an
                                       unsecured demand note with a principal
                                       balance of $271,923 and advances of
                                       $24,191. On 12/15/98, the debtor restated
                                       and amended the second mortgage note and
                                       the demand note and created a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $24,191 (to cover the prior
                                       advances). The debtor and the Exchange
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note and the advances at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the demand note and the
                                       advances with a second mortgage on the
                                       Meadowdale Property.
--------------------------------------------------------------------------------

                          EXCHANGE HYBRID PARTNERSHIPS

                    Baron Strategic Investment Fund VI, Ltd.

The Exchange Partnership owns (1) a 52.44% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (2) an unrecorded second mortgage loan secured by the Candlewood Property-Phase II,
(3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) a note receivable from another Exchange Partnership which is secured by two unrecorded second mortgage notes and a second mortgage on the Country Square Property-Phase I. Information concerning the Pineview Property and the first mortgage indebtedness secured by it is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the second mortgage loans, the note payable to the Exchange Partnership from another Exchange Partnership, terms of the respective first mortgage loan and the Exchange Partnership's second mortgage loans secured by the three properties described below, and other information are described below.

--------------------------------------------------------------------------------
1.  Candlewood Second Mortgage Loan:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's interest in
loan:                                  $68,000
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $68,000  ($9,767)
--------------------------------------------------------------------------------
Balance due at maturity:               $68,000
--------------------------------------------------------------------------------
6/30/99 principal balance of other
second mortgage loans secured by
the property and owned by other
Exchange Partnerships (accrued
unpaid interest):                      $96,500  ($13,224)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in the           ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       6/30/99 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund IX's loans are $21,000
                                       (accrued unpaid interest of $3,102) and
                                       $75,500 (accrued unpaid interest of
                                       $10,122), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $9,060 ($755), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund IX's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Appraised replacement cost new of
property (41.3% of amount,
representing the percentage of the
current principal balance of the
Exchange Partnership's second
Mortgage loan in relation to the
aggregate current principal balance
of all second mortgage loans
secured by the property):              $1,590,447  ($656,855)
--------------------------------------------------------------------------------
Appraised value of property -
Income approach (41.3% of
Amount):                               $   922,000  ($380,786)
--------------------------------------------------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/03
--------------------------------------------------------------------------------
Annual interest payable:               $8,160
--------------------------------------------------------------------------------
Monthly interest payable:              $680
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $587,146 ($242,491); the loan matures in
mortgage loan secured by               2/03, has a balance due at maturity of
property (41.3% of amount) and other   $533,678, bears interest at a fixed
terms:                                 annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $68,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund IX with separate mortgages
                                       on the property. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgages on a pari passu basis.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
Securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided 20%
interest in loan:                      $248,353
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $248,353  ($11,196)
--------------------------------------------------------------------------------
Balance due at maturity:               $248,353
--------------------------------------------------------------------------------
6/30/99 principal balance of other
Exchange Partnerships' undivided
80% in loan (accrued unpaid
interest):                             $993,414  ($45,728)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund IX, Ltd.
Partnerships in second mortgage        ("Baron Fund IX") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 80% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 6/30/99
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund IX's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans is $310,442
                                       (accrued unpaid interest of $14,230) and
                                       $682,972 (accrued unpaid interest of
                                       $31,498), respectively; the annual (and
                                       monthly) payments due them are $27,940
                                       ($2,328) and $61,467 ($5,122),
                                       respectively. The other terms relating to
                                       Baron Fund IX's and Baron Fund X's
                                       interest in the Garden Terrace Second
                                       Mortgage Loans are the same as stated
                                       herein.
--------------------------------------------------------------------------------

Appraised replacement cost new of
property (20% of amount):              $4,297,897  ($859,579)
--------------------------------------------------------------------------------
Appraised value of property -
Income approach (20% of
Amount):                               $1,782,000  ($356,400)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $147,000 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $101,353 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/07
--------------------------------------------------------------------------------
Annual interest payable:               $22,353 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $1,863
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $967,012 ($193,402); the loan matures in
mortgage loan secured by               5/05, has a balance due at maturity of
property (20% of amount) and           $822,063,  bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------

3.    Note Payable by Baron Strategic Investment
      Fund IV, Ltd. ("Baron Fund IV"):
--------------------------------------------------------------------------------
6/30/99 principal balance owed to
Exchange Partnership collateralized
by security interest in Baron Fund
IV's second mortgage on Country
Square Property - Phase I- see
above under table for "Baron
Strategic Investment Fund IV,
Ltd.") (accrued unpaid interest
payable to Exchange Partnership):      $259,639  ($56,670)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6/30/99 principal balance of
Baron Fund IV's second mortgage
loans secured by property
(accrued unpaid interest ):            $1,364,549  ($199,576)
--------------------------------------------------------------------------------
Appraised replacement cost new of
property:                              $3,554,776
--------------------------------------------------------------------------------
Appraised value of property - income
approach:                              $2,281,000
--------------------------------------------------------------------------------
6/30/99 principal balance of           $1,582,377; the loan matures in 3/08, has
first mortgage loan                    a balance due at maturity of $1,385,953,
secured property:                      bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis, and is prepayable after
                                       the fourth anniversary of the loan,
                                       subject to yield maintenance until the
                                       sixth month prior to maturity, when it
                                       can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         In 3/97, the Exchange Partnership
                                       provided a loan with a current principal
                                       balance of $259,639 to another Exchange
                                       Partnership, Baron Strategic Investment
                                       Fund IV, Ltd. ("Baron Fund IV"). Baron
                                       Fund IV, in turn, lent the loan proceeds
                                       to the borrower as part of the Country
                                       Square Second Mortgage Loans. The loan
                                       from Baron Fund VI to Baron Fund IV bears
                                       interest at the annual rate of 15%,
                                       payable monthly, matures in 9/02 and is
                                       secured by Baron Fund IV's interest in
                                       the second mortgage note and second
                                       mortgage.
--------------------------------------------------------------------------------

                    Baron Strategic Investment Fund IX, Ltd.

The Partnership owns (i) a 44.96% limited partnership interest in a limited partnership which holds fee simple title to the Crystal Court Property-Phase I,
(ii) an undivided interest in an unrecorded second mortgage loan secured by the Candlewood Property, (iii) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (iv) an unrecorded second mortgage loan secured by the Lake Sycamore Property (under development). Information concerning the Crystal Court Property and the first mortgage indebtedness secured by it is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the respective second mortgage loans, terms of the respective first mortgage loan secured by the Candlewood Property, the Garden Terrace Property and the Lake Sycamore Property, and other information are described below.

--------------------------------------------------------------------------------

1.   Candlewood Second Mortgage Loan:

--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $75,500
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $75,500  ($10,122)
--------------------------------------------------------------------------------
Balance due at maturity:               $75,500
--------------------------------------------------------------------------------

6/30/99 aggregate principal balance
of other second mortgage loans
secured by property and owned by
other Exchange Partnerships
(accrued unpaid interest):             $89,000  ($13,069)
--------------------------------------------------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in               ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund VI, Ltd. ("Baron Fund
                                       VI") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       6/30/99 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund VI's loans are $21,000
                                       (accrued unpaid interest of $3,102) and
                                       $68,000 (accrued unpaid interest of
                                       $9,967), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $8,160 ($680), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund VI's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Appraised replacement cost new of
property (45.9% of amount,
representing the percentage of the
current principal balance of the
Exchange Partnership's second
Mortgage loan in relation to the
Aggregate current principal Balance
of all second mortgage Loans
secured by the property):              $1,590,447  ($730,015)
--------------------------------------------------------------------------------
Appraised value of property -
Income approach (45.9% of
  Amount):                             $   922,000  ($423,198)
--------------------------------------------------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         3/03
--------------------------------------------------------------------------------
Annual interest payable:               $9,060
--------------------------------------------------------------------------------
Monthly interest payable:              $755
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $587,146 ($269,500); the loan matures in
mortgage loan secured by               2/03, has a balance due at maturity of
property (45.9% of amount)             $533,678, bears interest at a fixed
and other items:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $75,500. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund VI with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
25% interest in loans:                 $310,442
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $310,442  ($14,230)
--------------------------------------------------------------------------------
Balance due at maturity:               $310,442
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6/30/99 principal balance of other
Exchange Partnerships' undivided 75%
interest in loans (accrued unpaid
interest):                             $931,325  ($42,694)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 75% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 6/30/99
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund VI's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans is $248,353
                                       (accrued unpaid interest of $11,196) and
                                       $682,972 (accrued unpaid interest of
                                       $31,498), respectively, the annual (and
                                       monthly) payments due them are $22,352
                                       ($1,863) and $61,467 ($5,122),
                                       respectively. The other terms relating to
                                       Baron Fund VI's and Baron Fund X's
                                       interest in the Garden Terrace Second
                                       Mortgage Loan are the same as stated
                                       herein.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (25% of amount):              $4,297,897  ($1,074,474)
--------------------------------------------------------------------------------
Appraised value of property -
income approach (25% of
amount):                               $1,782,000  ($445,500)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $183,750 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $126,692 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loan requires payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/07
--------------------------------------------------------------------------------
Annual interest payable:               $27,940 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $2,328
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $967,012 ($241,753); the loan matures in
mortgage loan secured by               5/05, has a balance due at maturity of
property (25% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------

3.  Lake Sycamore Second Mortgage Loan:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
--------------------------------------------------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $243,500
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $243,500  ($14,509))
--------------------------------------------------------------------------------
Balance due at maturity:               $243,500
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6/30/99 aggregate principal balance
of other second mortgage loans
secured by property and owned by
other Exchange Partnerships
(accrued unpaid interest):             $328,000  ($32,938)
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (under development):          $9,376,039
--------------------------------------------------------------------------------
Appraised value of property -
"As is" value:                         $1,080,000

Prospective market value:              $14,312,000 (assuming completion of
                                       project as planned, full rent up and
                                       satisfactory environmental-quality test)
--------------------------------------------------------------------------------
Mortgage interest and                  Fixed interest rate of 12%; requires
amortization provisions:               quarterly payments of interest only until
                                       maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/03
--------------------------------------------------------------------------------
Annual interest payable:               $29,220
--------------------------------------------------------------------------------
Monthly interest payable:              $2,435
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,021,362; approved maximum $2,000,000;
mortgage loan secured by               the loan matures in 11/01, bears interest
property and other items:              at the annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires payments
                                       of interest only until maturity and is
                                       prepayable without penalty.
--------------------------------------------------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund, Ltd. and Baron
                                       Strategic Investment Fund VIII, Ltd., own
                                       separate second mortgage notes secured by
                                       the property with the same terms except
                                       that they have principal amounts of
                                       $230,000 and $98,000 (accrued unpaid
                                       interest of $27,315 and $5,623),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
--------------------------------------------------------------------------------

                     Baron Strategic Investment Fund X, Ltd.

The Partnership owns (i) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the Crystal Court Property-Phase I,
(2) a 39.56% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) an undivided interest in an unrecorded second mortgage loan secured by the Heatherwood Property-Phase II and in three unsecured loans associated with such property. Information concerning the Crystal Court Property and the Pineview Property and the first mortgage indebtedness secured respectively by them is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the respective second mortgage loans, terms of the respective first mortgage loans secured by the Garden Terrace Property and the Heatherwood Property, and other information are described below.

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:
--------------------------------------------------------------------------------

Residential apartment property
securing mortgages (number of
units and location):                   Heatherwood Apartments - Phase II
                                       (41 units) Kissimmee, Florida
--------------------------------------------------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
42% interest in loans:                 $149,361
--------------------------------------------------------------------------------

6/30/99  principal balance
(accrued unpaid interest):             $149,361  ($5,972)
--------------------------------------------------------------------------------
Balance due at maturity:               $149,361
--------------------------------------------------------------------------------
6/30/99 principal balance of other
Exchange Partnership's undivided
58% in loans (accrued unpaid
interest):                             $206,260  ($5,306)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VIII,
Partnership in second mortgage         Ltd. ("Baron Fund VIII") owns the
loans:                                 remaining undivided 58% interest in the
                                       second mortgage loans secured by the
                                       Heatherwood Property and in the unsecured
                                       loans associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       6/30/99 principal balance, and aggregate
                                       balance due at maturity in respect of
                                       Baron Fund VIII's interest in the
                                       Heatherwood Loans is $206,260 (accrued
                                       unpaid interest of $2,406); the aggregate
                                       annual (and monthly) payments due it are
                                       $13,408 ($1,117). The other terms
                                       relating to Baron Fund VIII's interest in
                                       the Heatherwood Loans are the same as
                                       stated herein.
--------------------------------------------------------------------------------
Appraised replacement cost new of
property (42% of amount):              $1,862,475  ($782,240)
--------------------------------------------------------------------------------
Appraised value of property -
income approach (42% of
amount):                               $1,259,000  ($528,780)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $136,500 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $732 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $12,130 of principal. The
                                       loans require payments of interest only
                                       until maturity.
--------------------------------------------------------------------------------
Maturity date:                         10/04
--------------------------------------------------------------------------------
Annual interest payable:               $9,710 (plus any participation interest
                                       payable)
--------------------------------------------------------------------------------
Monthly interest payable:              $809
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of           $699,359 ($293,731); the loan matures in
first mortgage loan secured by         11/04, has a balance due at maturity of
property (42% of amount) and           $655,856, bears interest at a fixed
other terms:                           annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
--------------------------------------------------------------------------------
Other matters:                         The Heatherwood Loans consist of a second
                                       mortgage note secured by the Heatherwood
                                       Property with a principal balance
                                       $325,000 and unsecured loans in the
                                       aggregate principal amount of $24,121.
--------------------------------------------------------------------------------

2.  Garden Terrace Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III (91
                                       units) Orlando, Florida
--------------------------------------------------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's undivided
55% interest in loan:                  $682,972
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $682,972  ($31,498)
--------------------------------------------------------------------------------
Balance due at maturity:               $682,972
--------------------------------------------------------------------------------
6/30/99 principal balance of other
Exchange Partnerships' undivided
45% in loan (accrued unpaid
interest):                             $558,795  ($25,426)
--------------------------------------------------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own the remaining undivided 45%
                                       interest in the second mortgage loans
                                       secured by the Garden Terrace Property
                                       ("Garden Terrace Second Mortgage Loans").
                                       The original principal balance, 6/30/99
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund VI's
                                       and Baron Fund IX's interest in the
                                       Garden Terrace Second Mortgage Loans is
                                       $248,353 (accrued unpaid interest of
                                       $11,196$5,607) and $310,442, (accrued
                                       unpaid interest of $14,230),
                                       respectively; the annual (and monthly)
                                       payments due them are $22,352 ($1,863)
                                       and $27,940 ($2,328), respectively. The
                                       other terms relating to Baron Fund VI's
                                       and Baron Fund IX's interest in the
                                       Garden Terrace Second Mortgage Loans are
                                       the same as stated herein.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Appraised replacement cost new
of property (55% of amount):           $4,297,897  ($2,363,843)
--------------------------------------------------------------------------------
Appraised value of property -
income approach (55% of
Amount):                               $1,782,000  ($980,100)
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $404,250 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, (plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $278,222 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         1/07
--------------------------------------------------------------------------------
Annual interest payable:               $61,467 (plus any additional
                                       participation interest)
--------------------------------------------------------------------------------
Monthly interest payable:              $5,122
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $967,012 ($531,857); the loan matures in
mortgage loan secured by               5/05, has a balance due at maturity of
property (55% of amount)               $822,063, bears interest at the fixed
and other items:                       annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
--------------------------------------------------------------------------------
Other matters:                         The Exchange Partnership paid a note (the
                                       "Note") with a current principal balance
                                       of $400,000 to the seller in connection
                                       with its acquisition of an undivided 75%
                                       interest in the Garden Terrace Second
                                       Mortgage Loans. The partnership in turn
                                       sold an undivided 20% interest (and
                                       retained a 55% interest) in the loans.
                                       The Note bears an annual interest rate of
                                       10%, has a maturity date of 1/1/07 and is
                                       secured by a collateral assignment of the
                                       partnership's interest in the loans and a
                                       second mortgage on the property.
--------------------------------------------------------------------------------

                Lamplight Court of Bellefontaine Apartments, Ltd.

The Exchange Partnership owns (1) a 31.7% limited partnership interest in a limited partnership which holds fee simple title to the Lamplight Property and
(2) two unrecorded second mortgage loans secured by the Lamplight Property. Additional information concerning the Lamplight Property and the first mortgage indebtedness secured by it is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership in the second mortgage loans and other information are described below.

--------------------------------------------------------------------------------

Lamplight Court Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Lamplight Court Apartments (80 units)
                                       Bellefontaine, Ohio
--------------------------------------------------------------------------------
Debtor:                                Independence Village, Ltd.
--------------------------------------------------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $678,302
--------------------------------------------------------------------------------
6/30/99 principal balance
(accrued unpaid interest):             $678,302  ($135,713)
--------------------------------------------------------------------------------
Balance due at maturity:               $678,302
--------------------------------------------------------------------------------
Appraised replacement cost new
of property:                           $3,727,599
--------------------------------------------------------------------------------
Appraised value of property -
Income approach:                       $2,214,000
--------------------------------------------------------------------------------
Mortgage interest and                  (i) Adjustable interest rate of 1% over
amortization provisions:               prime rate (currently 8.75%) as to
                                       $585,000 of principal, and (ii) fixed
                                       interest rate of 12% as to $93,302 of
                                       principal. The loans require payments of
                                       interest only until maturity.
--------------------------------------------------------------------------------
Maturity date:                         12/06
--------------------------------------------------------------------------------
Annual interest payable:               $60,634
--------------------------------------------------------------------------------
Monthly interest payable:              $5,053
--------------------------------------------------------------------------------
Prepayment provisions:                 Prepayable without penalty.
--------------------------------------------------------------------------------
6/30/99 principal balance of first     $1,358,436; the loan matures in 11/06,
mortgage loan secured by               has a balance due at maturity of
property and other terms:              $1,158,349, bears  interestat a fixed
                                       annual rate of 9.04%, has annual and
                                       monthly debt service requirements of
                                       $141,445 and $11,787, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable after the fifth anniversary of
                                       the loan, provided that in the sixth and
                                       seventh years prepayment requires a fee
                                       equal to the greater of 1% of the prepaid
                                       amount or yield maintenance.
--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Lamplight Court
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $585,000 and an unsecured
                                       demand note with a principal balance of
                                       $93,302. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       mortgage modification agreement under
                                       which the Exchange Partnership agreed to
                                       set the maturity date on the demand note
                                       at 12/06, the same maturity date as the
                                       second mortgage note, in exchange for the
                                       agreement of the debtor to secure its
                                       repayment obligations on the demand note
                                       with a second mortgage on the Lamplight
                                       Court Property.
--------------------------------------------------------------------------------

Investment Objectives and Policies

     General

     The Trust and the Operating Partnership have been organized to acquire equity interests in residential apartment properties located in the United States and/or to provide or acquire mortgage loans secured by such types of property. Such investments are expected to consist primarily of: (i) the direct and indirect acquisition, ownership, operation, management, improvement and disposition of equity interests in such types of properties and/or (ii) mortgage loans which the Trust and the Operating Partnership provide or acquire which are secured by mortgages on such types of properties. The Managing Shareholder expects that investments will (1) generate current cash flow for distribution to Shareholders and Unitholders from rental payments from the rental of residential apartment units which the Trust and the Operating Partnership may acquire and/or principal and interest payments in respect of mortgage loans which the Trust and the Operating Partnership may provide or acquire and (2), where applicable, provide the opportunity for capital appreciation of residential apartment properties. The Trust and the Operating Partnership intend to pay regular quarterly distributions to the Shareholders and the Unitholders. Properties in which the Trust and the Operating Partnership acquire an interest are expected to use the straight-line method of depreciation over 30 years.

     The Trust and the Operating Partnership intend to acquire, own, operate, manage, and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. The strategy of the Trust and the Operating Partnership is to pursue acquisitions of interests in properties that (i) are available at prices below estimated replacement cost; (ii) may provide attractive returns with significant potential growth in cash flow from property operations; (iii) are strategically located, of high quality and competitive in their respective markets; (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues, and (v) provide anticipated total returns that will increase distributions by the Trust and the Operating Partnership and their overall market value. The Trust will make investments in properties indirectly through the Operating Partnership in which it will hold all of its real estate assets and conduct all real estate operations. Unless the context otherwise requires, the term "Trust" as used below in this item collectively refers to Baron Capital Trust and the Operating Partnership.

     The primary business objective of the Trust is to increase distributions to Shareholders and Unitholders and to increase the value of the Trust's portfolio of properties in which it acquires an interest. The Trust intends to achieve these objectives by:

          (i) Acquiring interests in residential apartment properties located in the United States that are available at prices below estimated replacement cost and capable of enhanced performance, both in terms of cash flow and investment value, through application of the Trust's management ability and strategic capital improvements;

          (ii) Acquiring mortgage loans, including subordinated mortgage loans secured by mortgages on existing residential apartment properties located in the United States;

          (iii) Increasing cash flow of the Trust's property interests through active leasing, rent increases, improvement in tenant retention, expense controls, effective property management, and regular maintenance and periodic renovations, including additions to amenities;

          (iv) Managing operating expenses through the use of affiliated leasing, marketing, financing, accounting, legal, and data processing functions; and

          (v) Emphasizing capital improvements to enhance the Trust's competitive advantages in its markets.

     The Trust and the Operating Partnership intend to provide or acquire subordinated mortgage loans which provide for the payment of a fixed or adjustable rate of interest plus, in certain cases, participation interest that is payable out of available cash flow remaining after the payment of operating expenses and debt service requirements and/or out of net proceeds from the sale or refinancing of such property remaining after the payment of transaction expenses and indebtedness secured by such property. The repayment of such loans would be secured by a subordinated mortgage on the underlying property. The Trust will not provide or acquire mortgage loans in respect of any property where the amount invested by the Trust or the Operating Partnership plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new unless substantial justification exists.

     The Exchange Partnerships, substantially all of whose equity interest the Operating Partnership acquired in the Exchange Offering, collectively manage the properties in which they have an interest and share property management expenses. Other properties in which the Operating Partnership acquires an interest will be similarly managed.

     After the Trust has completed the Cash Offering and invested the net proceeds thereof, it intends to utilize one or more sources of capital for future acquisitions and capital improvements, which may include undistributed cash flow, borrowings, issuance of debt or equity securities and other bank and/or institutional borrowings. The Trust intends to investigate making an additional public or private offering of Common Shares and/or Units within the 12-month period following the completion of the Cash Offering if the Board of the Trust determines that suitable property acquisition opportunities which meet its investment criteria are available to the Trust at attractive prices and such an offering would fulfill its cost of funds requirements. There can be no assurance, however, that the Trust will be able to obtain capital for any such acquisitions or improvements on terms favorable to the Trust.

     The Trust qualified as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 1998.

     Trust Policies with Respect to Certain Activities

     The following is a discussion of the Trust's policies with respect to investments, dispositions, financings, and conflicts of interest. These policies have been determined by the Trust's Managing Shareholder and under the Declaration of Trust may be amended or revised from time to time at the discretion of the Board with approval of a majority in interest of the Shareholders entitled to vote on such matters. Section 1.9 of the Declaration of Trust for the Trust contains certain additional limitations on the Trust's activities.

     At all times, the Trust intends to make investments and conduct its operations in such a manner as to be consistent with the requirements of the Code for the Trust to qualify as a REIT unless, because of changing circumstances or changes in the Code (or in Treasury Regulations), the Managing Shareholder, with the consent of a majority of the Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, determines that it is no longer in the best interests of the Trust to qualify as a REIT. No assurance can be given that the Trust's objectives will be attained.

     Investment Policies

     The Trust's investment objective is to provide quarterly cash distributions and achieve long-term appreciation through increases in cash flows and the value of its property interests. The Trust intends to pursue these objectives by directly or indirectly acquiring equity interests in residential apartment properties located in the United States and/or providing or acquiring mortgage loans and other real estate interests related to such types of properties consistent with its qualification as a REIT. The Trust may invest in first mortgage loans or subordinated mortgage loans and participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. The Trust may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of properties from time to time.

     Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Trust also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. The Trust may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Trust's investment policies.

     The Trust will not make an equity investment in respect of any property where the amount invested by it plus the amount of any existing indebtedness or refinancing indebtedness in respect of such property exceeds the appraised value of the property. In addition, the Trust will not provide or acquire debt financing in respect of any property where the amount invested by the Trust plus the amount of any existing indebtedness in respect of such property exceeds 80% of the property's estimated replacement cost new as determined by the Managing Shareholder unless substantial justification exists. Repayment of any mortgage loans provided or acquired by the Trust would typically be secured by a mortgage on the land, apartment units, and other improvements financed by the Trust and be non-recourse to the borrower beyond the underlying property and/or other assets of the borrower. It is expected that in most cases where it will provide or acquire a loan, the Trust will provide or acquire a subordinated mortgage loan that is subordinate to a large-scale first mortgage loan provided by a lending institution. In certain cases, mortgage loans provided or acquired by the

Trust may be in the form of first mortgage loans.

     Subordinated mortgages securing subordinated mortgage loans to be provided or acquired by the Trust may or may not be recorded. If any subordinated mortgage in favor of the Trust is not recorded, the Trust's security interest in the mortgage would be unperfected and, until the subordinated mortgage is recorded, the Trust would be pari passu (i.e., on an equal basis) with all other unsecured creditors of the borrower, provided, however, the security instruments that will be entered into in connection with mortgage loans to be provided or acquired by the Trust will typically restrict the borrower's ability to enter into a subsequent loan arrangement with third parties which would be senior to or pari passu with (i.e., equal to) the mortgage held by the Trust. Non-payment of any subordinated mortgage loan that may be provided or acquired by the Trust may constitute an event of default by the borrower under the underlying senior mortgage loan, and such senior mortgage loan may have to be repaid by the borrower before Shareholders in the Trust will receive any return on their investment.

     The Board of the Trust has adopted a policy, described below at " - Conflicts of Interest Policies," designed to eliminate or minimize potential conflicts of interest which may arise in respect of any residential apartment property investment opportunity which an Independent Trustee, any other member of the Board, Gregory K. McGrath, Robert S. Geiger or any of their respective affiliates may wish to pursue for his own account and which might be suitable for the Trust and the Operating Partnership.

     The Trust will obtain and maintain insurance coverage on property in which it acquires an equity interest (and, prior to providing or acquiring any mortgage loan in respect of a property, will be listed as an additional insured or loss payee in respect of such property), protecting against casualty loss up to replacement cost (with a deductible per loss ranging between $1,000 and $5,000 except in the case of flood and hurricane damage where the deductible ranges between 1% to 2% per loss), and against public liability in an amount that is reasonable taking into account the market value of the property at the time insurance is obtained. There can be no assurance, however, that the Trust's property interest would not sustain losses in excess of its applicable insurance coverage, and it could sustain losses as a result of risks which are uninsurable. There are certain types of losses (generally of a catastrophic nature, such as earthquakes, floods and wars) which may be either uninsurable or not economically insurable.

     Pending the commitment of Trust and Operating Partnership funds for business purposes, for distributions to Shareholders and Unitholders or for application of reserve funds to their purposes, the Managing Shareholder has full authority and discretion to make short-term investments in: (i) obligations of banks or savings and loan associations that either have assets in excess of $5 billion or are insured in their entirety by the United States government or its agencies and (ii) obligations of or guaranteed by the United States government or its agencies. Such short-term investments would be expected to earn rates of return which are lower than those earned in respect of properties in which the Trust may invest.

     The Trust intends to make investments in such a manner that it will not be treated as an investment company under the Investment Company Act of 1940.

     Disposition Policies

     The Managing Shareholder will periodically review the portfolio of assets which the Trust acquires. The Trust has no current intention to dispose of any property interests it may acquire, although it reserves the right to do so. Disposition decisions relating to a particular property will be made based on (but not limited to) the following factors: (i) potential to continue to increase cash flow and value; (ii) the sale price; (iii) strategic fit of the property with the rest of the Trust's portfolio; (iv) potential for, or the existence of, any environmental or regulatory problems; (v) alternative uses of capital; and (vi) maintaining qualification as a REIT. Any decision to dispose of a property will be made by the Managing Shareholder. The prohibitions in the Code and related regulations on a REIT holding property for sale may affect the Trust's ability to sell properties without adversely affecting distributions to Shareholders and Unitholders.

     Financing Policies

     The Trust will have the right to borrow funds, and use the Trust's available assets as security for any such loan, if the Trust's cash requirements exceed its available cash. Under the Declaration of the Trust, the aggregate borrowings of the Trust in relation to its net assets may not exceed 300%, except where the Trust determines that a higher level of borrowing is appropriate. It is expected that each property in which the Trust invests will secure a first mortgage loan. The principal balance of any such first mortgage loan typically would represent a substantial percentage of the Trust's basis in any property in which the Trust owns an equity interest.

     To the extent that the Managing Shareholder desires that the Trust obtain additional capital, the Trust may raise such capital through additional public and private equity offerings, debt financing, retention of cash flow (subject to satisfying the Trust's distribution requirements under the REIT rules) or a combination of these methods. The Trust may determine to issue securities senior to the Common Shares, including Preferred Shares and debt securities (either of which may be convertible into Common Shares or be accompanied by warrants to purchase Common Shares). The Trust may also finance acquisitions of properties or interests in properties through the exchange of properties, the issuance of Shares, or the issuance of Units of limited partnership interest in the Operating Partnership and any other partnerships the Trust may form or acquire an equity interest in to conduct all or a portion of its real estate operations.

     The proceeds from any borrowings by the Trust may be used to pay distributions, to provide working capital, to purchase additional interests in the Operating Partnership, to refinance existing indebtedness or to finance acquisitions or capital improvements of new properties.

     Conflict of Interest Policies

     The Trust has adopted certain policies designed to eliminate or minimize potential conflicts of interest, as described below. However, there can be no assurance that these policies always will be successful in eliminating the influences of such conflicts, and if they are not successful, decisions could be made that might fail to reflect the interests of all Shareholders and Unitholders.

     The Managing Shareholder will have discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates.

     Actions of the Trust and the Operating Partnership requiring approval of the Board and/or the Independent Trustees include, without limitation, the payment of compensation to the Managing Shareholder, a Trustee, any other member of the Board of the Trust or any of their respective affiliates in amounts in excess of certain specified limits for services performed for the Trust, and the acquisition of properties from, or the sale of properties to, any such parties. For example, the Trust may not purchase property from the Managing Shareholder, a Trustee, any other member of the Board or any of their respective affiliates unless a majority of the members of the Board and, in addition, a majority of the Independent Trustees who have no other interest in the particular proposed transaction (beyond their role on the Board or as Independent Trustees) review the proposed transaction and determine that it is fair and reasonable to the Trust and that the purchase price to the Trust for such property is no greater than the cost of the property to such proposed seller, or if the purchase price to the Trust is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable, provided, however, in no event may the purchase price for the property exceed its then current appraised value.

     The Board of the Trust has adopted a policy designed to eliminate or minimize potential conflicts of interests which may arise in respect of investment opportunities suitable for the Trust and the Operating Partnership which may be presented to the Managing Shareholder, an Independent Trustee, any other member of the Board, Gregory K. McGrath, Robert S. Geiger, or any of their respective affiliates. Under the policy, such parties may pursue for their own account a residential apartment property investment opportunity which may be suitable for the Trust and the Operating Partnership (i.e., in accordance with the purposes for which they were organized) only upon fulfillment of the following conditions. First, the requesting party or parties must deliver to the Board of the Trust, at least 60 days prior to the consummation of any such transaction, a written investment proposal identifying the parties to be involved in such transaction, specifying in reasonable detail the proposed terms and conditions of the particular investment opportunity intended to be pursued and granting the Trust and the Operating Partnership a right of first refusal, exercisable within 30 days following the delivery of such proposal, to participate in the proposed transaction in the place of the requesting party or parties, on the terms and conditions specified in the written proposal.

     In addition, the requesting party or parties either (i) must receive written notice from a majority of the disinterested members of the Board (i.e., those persons who have no other interest in any such transaction beyond their role on the Board), or an authorized representative acting on their behalf, which specifies that the Trust and the Operating Partnership have determined not to participate in the proposed transaction or (y) must have not received from the disinterested members of the Board, or an authorized representative acting on their behalf, written notice, within 30 days following the receipt of such written proposal, which notifies the requesting party or parties that the Trust or the Operating Partnership elect to exercise their right of first refusal to participate in the proposed transaction on the terms and conditions specified in the written proposal. The Board of the Trust and the Independent Trustees are responsible for overseeing the conflicts policy under the circumstances described above to insure that it is applied fairly to the Trust. However, there can be no assurance that the policies of the Trust and the Operating Partnership will always be successful in eliminating or minimizing the influence of such conflicts, and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all Shareholders and Unitholders.

Property Description

     The Acquired Properties and the Exchange Properties are primarily garden style, one and two-story residential apartment dwellings which range in size from eight units to 164 units. The Trust believes that the Acquired Properties and the Exchange Properties generally occupy strategic locations in growing sub-markets. The average unit size for properties is 569 square feet, with 21.2% of the units having two or more bedrooms. A majority of the units have washer/dryer connections and walk-in closets. Certain of the properties have improved their attractiveness by investing in extensive landscaping and rehabilitating certain units. Other features included in certain properties are swimming pools, playgrounds, volley ball courts, fitness centers and community rooms.

     Each of the Acquired Properties and Exchange Properties is a residential apartment community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the properties. Other information concerning the Acquired Properties and the Exchange Properties is set forth above in this item.

     The Operating Partnership does not intend to acquire an interest in any property which requires major maintenance unless (i) sufficient amounts have been reserved to complete such maintenance and, in connection with the acquisition, the Operating Partnership will receive the benefit of such reserves or (ii) the acquisition price for the property interest reflects the cost of required major maintenance items and the Operating Partnership has the ability to fund such maintenance from its resources. The Operating Partnership intends to review each of the properties in which it acquires an interest to determine the costs and benefits of undertaking any capital improvements which may increase the property's profitability. The Operating Partnership does not intend to undertake any capital improvement in respect of a property unless the investment is projected to result in a rate of return of 20% or more on the investment.

Lease Agreements

     The Operating Partnership and the Exchange Partnership use a variety of lease forms to comply with applicable state and local laws and customs. At some properties, leases provided or recommended by state or local apartment associations are used. At other properties, a standard company lease is used and modified if necessary to comply with local law or custom. The term of a lease varies with local market conditions; however, one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of a lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other party at least 30 days' prior notice of termination. All leases are terminable by the Operating Partnership or the respective Exchange Partnership for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

Competition

     In general, there are numerous other residential apartment properties located in close proximity to each of the Acquired Properties and the Exchange Properties. The number of units available in any target metropolitan market could have a material effect on a property's capacity to rent units and on the rents charged. In addition, in many of the Trust's proposed sub-markets, institutional investors and owners and developers of residential apartment properties compete for the acquisition and leasing of properties. Many of these persons have substantial resources and experience.

Insurance

     The Managing Shareholder believes that all of the Acquired Properties and the Exchange Properties are adequately insured; however, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 3. LEGAL PROCEEDINGS

     The Operating Partnership is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

Market Information

     There is no established public trading market for the Operating Partnership Units.

Unitholders

     As of April 10, 2000, there are approximately 846 holders of record of units of limited partnership interest in the Operating Partnership, its only class of common equity.

Distributions

     In 1998 and 1999, the Operating Partnership declared and paid $72,159 and $270,348, respectively of distributions on its outstanding Units. The Operating Partnership's ability to make future distributions will be determined by the net cash flow it has available to make distributions.

Use of Proceeds from Registered Securities

     The Trust's Form SB-2 Registration Statement (the "Registration Statement") (Commission file number 333-35063) was declared effective by the Securities and Exchange Commission (the "Commission") on May 15, 1998. On May 18, 1998, the Trust commenced its public offering (the "Cash Offering") of Common Shares of beneficial interest, the class of securities registered. On June 2, 1999, the Trust filed Post-Effective Amendment No. 1 (the "Amendment") to the Registration Statement, which the Commission declared effective on June 11, 1999. The Cash Offering is currently ongoing and is scheduled to terminate on May 31, 2000.

     The name of the managing underwriter of the Cash Offering is Sigma Financial Corporation. The amount of Common Shares registered is 2,500,000 shares. The offering price per Common Share is $10.00, and the maximum aggregate price of the offering amount registered is $25,000,000. As of December 31, 1999, 675,086 Common Shares have been sold in the Cash Offering, for an aggregate offering price of $6,750,860. From the effective date of the Registration Statement through December 31, 1999, the following expenses have been incurred for the Trust's account in connection with the issuance and distribution of the registered Common Shares:

      Underwriting discounts and commissions:     $540,068 (plus five-year warrants to acquire 57,613 Common
                                                  Shares at an exercise price of $13.00 per share)
      Finder's Fees:                              $0

      Expenses Paid to or for Underwriter:        $0

      Other Expenses (reimbursement for
      advisory  and investment expenses):         $404,716

                           Total Expenses:        $944,784

     Of such expense payments, $404,716 were made directly to Baron Advisors, Inc., the Managing Shareholder of the Trust. The remaining payments of $540,068 were made directly or indirectly to others. The net offering proceeds to the Trust after deducting the foregoing total expenses were $5,806,076.

     From the effective date of the Registration Statement through December 31, 1999, the net offering proceeds to the Trust were used for the following purposes:

      Improvements to buildings and facilities:                    $0

      Purchase and installation of equipment:                      $0

      Repayment of indebtedness:                                   $0

      Working capital:                                             $568,336

      Temporary investments:                                       $0

      Investment in Baron Capital Properties,
      L.P. (the Operating Partnership)                             $5,237,740
      Other purposes for which 5% or more of net
      offering proceeds or $100,000 (whichever is less)
      have been used:                                              $0


     Of such net proceeds, $5,237,740 was directly contributed to the Operating Partnership in exchange for Units of limited partnership interest therein. The Operating Partnership conducts all of the real estate operations of the Trust and holds all of its real property assets.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Operating Partnership's Consolidated Financial Statements and Notes thereto. (See ITEM 7 - FINANCIAL STATEMENTS).

Forward-looking Statements

     This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Operating Partnership's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis or Plan of Operation, as well as those discussed elsewhere in this Report and from time to time in the Operating Partnership's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Operating Partnership does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Operating Partnership does update one or more forward-looking statements, investors and others should not conclude that the Operating Partnership will make additional updates with respect thereto or with respect to other forward-looking statements.

Results of Operations

     The Operating Partnership commenced operations in the first half of 1998. It started acquiring interests in properties including the entire limited partnership interests in Heatherwood I Apartments in June, 1998; Crystal Court II Apartments in July

1998; and Riverwalk Apartments in September, 1998. In July, 1998 it acquired a limited partnership interest in 20 real estate limited partnerships managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Operating Partnership and the Trust). During 1998 and 1999 it acquired interests in Alexandria Apartments which totaled 40 % as of December 31, 1999 and remained unchanged as of March 31, 2000 (see ITEM 2 - DESCRIPTION OF PROPERTIES).

     Total Assets for the Operating Partnership declined by $208,757 from $7,799,524 at December 31, 1998 to $7,590,767 at December 31, 1999. The decline was principally due to depreciation of $206,550. Total Liabilities for the Operating Partnership increased $835,993, from $4,753,154 at December 31, 1998 to $5,589,147 at December 31, 1999. This increase resulted principally from accounts payable for professional services related to the Exchange Offering. The Operating Partnership is negotiating with the professionals involved and expects to receive extended payment terms and possible reductions of the amounts due. Partners' Capital decreased $1,044,750 from $3,046,370 at December 31, 1998 to $2,001,620 at December 31, 1999. The decrease was principally due to the Net Loss in 1999 of $2,641,250, offset by the $1,379,500 proceeds from capital contributions from the Trust.

     Net Cash Used by Operating Activities decreased by $399,455 from $955,156 cash used in the year ended December 31, 1998 to $555,711 cash used in the year ended December 31, 1999. The decrease in Net Cash Used by Operating Activities was principally due to the increase in accounts payable. Net Cash Used in Investing Activities decreased $1,828,609 from $2,702,556 for the year ended December 31, 1998 to $873,947 for the year ended December 31, 1999. The decrease was principally due to the acquisition of rental apartments in 1998 for $1,559,162 compared with no such acquisitions in 1999. Cash Flow from Financing Activities decreased $2,355,950 from $3,735,436 in the year ended December 31, 1998 to $1,379,486 in the year ended December 31, 1999. The decrease was principally due to the reduction in proceeds from Partners' capital contributions of $2,478,740 from $3,858,240 in the year ended December 31, 1998 to $1,379,500 in the year ended December 31, 1999.

     Revenues increased by $209,943 from $375,193 for the partial year ended December 31, 1998 to $585,136 for the complete year ended December 31, 1999. Real Estate Expenses for the properties owned by the Operating Partnership increased from $606,015 for the partial year ended December 31, 1998 to $1,024,213 for the complete year ended December 31, 1999. The increases in Revenues and Real Estate Expenses were principally due to a full year of operations in 1999 compared to a partial year of operations in 1998. Administrative Expenses increased $1,324,125 from $878,048 for the year ended December 31, 1998 to $2,202,173 for the year ended December 31, 1999. The increase in Administrative Expenses was principally due to an increase in Professional Services of $1,207,288 from $37,687 for the year ended December 31, 1998 to $1,244,975 for the year ended December 31, 1999. The increase in Professional Services was principally related to the Exchange Offering and is not expected to recur.

     The Operating Partnership expects to continue receiving Partners' capital contributions under the Trust's current offering pursuant to its current prospectus dated June 11, 1999. The current offering is for $25,000,000, and is effective through May 31, 2000. Through December 31, 1999 the Operating Partnership has received Partners' capital contributions of $5,237,740. The net cash proceeds from the issuance of Common Shares in connection with the Trust's offering and the net cash proceeds of any subsequent issuance of Common Shares will be contributed by the Trust to the Operating Partnership in exchange for an equivalent number of Units in the Operating Partnership. The Operating Partnership will use the net cash proceeds of the offering, unissued units of limited partnership interest in the Operating Partnership or a combination of net cash proceeds and unissued units to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of fees and expenses as described in the Trust's prospectus.

     Because of the net losses of $2,641,250 and $1,108,870 in 1999 and 1998 respectively; the $975,305 in accounts payable owed to professionals for the Exchange Offering as of December 31, 1999, and the limited liquid resources as of December 31, 1999, the Operating Partnership's independent auditors included an explanatory paragraph in their auditors' report regarding certai going concern considerations qualified their opinion letter to reflect these conditions (see the Report of Independent Certified Public Accountants and Note 2 of the Notes to Consolidated Financial Statements included herewith in Item
7). The completion of the Exchange Offering on April 7, 2000 has, in the opinion of management, provided the critical mass necessary for profitable operations. The Operating Partnership is negotiating with the firms owed accounts payable, and expects to receive extended payment terms and possible reductions of the amounts due. Distributions will be made as cash flow allows, but will be negatively impacted as the open accounts payable are reduced.

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,434,274 registered Operating Partnership Units (with an initial assigned value of $24,342,740) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States.

     The property interests acquired by the Operating Partnership to date are described in further detail at ITEM 2 - DESCRIPTION OF PROPERTIES.

     The Trust and the Operating Partnership intend to continue to acquire similar property interests using proceeds from the Trust's Cash Offering, securities of the Trust and the Operating Partnership, including Common Shares and Units, and available operating cash flow and financing from other sources.

     The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinated mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

     The table below summarizes the results of operations of the Operating Partnership for the year ended December 31, 1999.

                                          Year Ended
                                          December 31, 1999
                                          -----------------

         Property Revenues                $585,136
         Property Income (Loss)           $(439,077)
         Administrative Expenses
             (net of Interest Income)     $2,202,173
         Net Loss                         $(2,641,250)
         Total Assets                     $7,590,767
         Partners' Equity                 $2,001,620

     The target metropolitan markets and sub-markets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the last two years and are expected to continue to experience such increases for the next 18 months based on market statistics made available to management of the Operating Partnership in terms of occupancy rates, supply, demographic factors, job growth rates and recent rental trends. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years and are expected to increase at the rate of inflation for the next 18 months.

     The Operating Partnership believes that known trends, events or uncertainties which will or are reasonably likely to affect the short-term and long-term liquidity and current and future prospects of the Trust and the Operating Partnership include the performance of the economy and the building of new apartment communities. Although the Operating Partnership cannot reliably predict the effects of these trends, events and uncertainties on the property investments of the Trust and the Operating Partnership as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.

     Generally, there are no seasonal aspects of the operations of the Trust or the Operating Partnership that might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 88% for nine months of the year and 61% for the remaining three months of the year.

     Subject to the foregoing discussion, management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, the Trust will continue the Cash Offering through May 31, 2000, subject to extension, and it will also be necessary to raise additional capital during the 12-month period following the completion of the Cash Offering to make acquisitions and to meet management's revenue and cash flow goals. The Trust and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units within the 12-month period following the completion of the Cash Offering.

     The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months.

Year 2000

     The computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and the Trust and the Operating Partnership believe that such systems are year 2000 compatible. The Trust and the Operating Partnership have not experienced any material year 2000 problems so far in 2000. It is possible, however, that the computer systems of the Trust and the Operating Partnership and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Trust and the Operating Partnership have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which the supplier has represented to be year 2000 compliant. The Trust and the Operating Partnership believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.


ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements.

                         BARON CAPITAL PROPERTIES, L.P.


                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                          F-2

   Statements of Operations                                               F-3

   Statements of Partners' Capital                                        F-4

   Statements of Cash Flows                                             F-5-F-6

   Notes to Financial Statements                                        F-7-F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Baron Capital Properties, L.P.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Baron Capital Properties, L.P. (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, partners' capital and cash flows for the year ended December 31, 1999 and for the period from inception (February 3, 1998) to December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baron Capital Properties, L.P. as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception (February 3, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership incurred significant net losses and negative cash flows from operations for 1999 and 1998 and, as of December 31, 1999, reflects limited liquid resources. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
February 25, 2000 except for Note 13,
  as to which the date is April 7, 2000

                         BARON CAPITAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS


Rental Apartments:
   Land                                                                    $ 1,178,693
   Depreciable property                                                      6,189,095
                                                                           -----------
                                                                             7,367,788
   Less accumulated depreciation                                             1,453,177
                                                                           -----------
                                                                             5,914,611

Investments in Partnerships                                                    930,970

Cash and Cash Equivalents                                                       27,552
Restricted Cash                                                                 52,089
Reimbursed Administrative Expenses Receivable, Affiliates                       36,997
Other Receivables                                                                3,724
Due from Baron Capital Trust                                                   296,010
Advances to Affiliates                                                           5,141
Other Property and Equipment                                                   134,981
Other Assets                                                                   188,692
                                                                           -----------
                                                                           $ 7,590,767
                                                                           ===========


                              LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgages payable                                                       $ 4,278,117
   Accounts payable and accrued liabilities                                  1,078,353
   Note payable                                                                100,000
   Notes payable, affiliates                                                    50,000
   Capital lease obligation                                                     42,369
   Security deposits                                                            40,308
                                                                           -----------
         Total liabilities                                                   5,589,147
                                                                           -----------

Commitments, Contingencies, Subsequent Events and Other Matters                   --

Partners' Capital:
  General partner; issued and outstanding, 18,989 partnership units            (33,362)
  Limited partners; issued and outstanding, 1,879,956 partnership units,
    of which 1,202,160 units are subject to escrow restrictions              2,034,982
                                                                           -----------
         Total partners' capital                                             2,001,620
                                                                           -----------
                                                                           $ 7,590,767
                                                                           ===========


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       From
                                                                     Inception
                                                          Year      (February 3,
                                                         Ended        1998) to
                                                      December 31,  December 31,
                                                          1999          1998
                                                      -----------   -----------
Revenues:
  Property:
    Rental                                            $ 1,056,999   $   358,949
    Equity in net loss of unconsolidated partnership     (595,000)      (20,360)
  Interest and other income                               123,137        36,604
                                                      -----------   -----------
                                                          585,136       375,193
                                                      -----------   -----------
Real Estate Expenses:
  Depreciation                                            240,349        80,296
  Interest                                                316,096       164,333
  Repairs and maintenance                                 143,922        86,349
  Personnel                                               126,070        53,860
  Property taxes                                           83,495        34,496
  Property insurance                                       29,144        20,477
  Utilities                                                68,827        27,299
  Other                                                    16,310       138,905
                                                      -----------   -----------
                                                        1,024,213       606,015
                                                      -----------   -----------
Administrative Expenses:
  Personnel, including officer's compensation             663,942       718,715
  Professional services                                 1,244,975        37,687
  Other                                                   293,256       121,646
                                                      -----------   -----------
                                                        2,202,173       878,048
                                                      -----------   -----------

      Total expenses                                    3,226,386     1,484,063
                                                      -----------   -----------

Net Loss                                              $(2,641,250)  $(1,108,870)
                                                      ===========   ===========

Net Loss Per Partnership Unit                         $     (1.43)  $      (.79)
                                                      ===========   ===========


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                        General Partner             Limited Partners
                                                  -------------------------    -------------------------
                                                     Units        Amount          Units        Amount          Total
                                                  -----------   -----------    -----------   -----------    -----------
From Inception (February 3, 1998) to
  December 31, 1998:
    Initial limited partners' contribution               --     $      --        1,202,160   $   100,000    $   100,000
    Capital contributions - Trust                      16,826          --          463,650     3,858,240      3,858,240
    Net loss                                             --         (11,089)          --      (1,097,781)    (1,108,870)
    Credit for estimated fair value of services
      performed by officer                               --           1,970           --         195,030        197,000
                                                  -----------   -----------    -----------   -----------    -----------

Partners' Capital, December 31, 1998                   16,826        (9,119)     1,665,810     3,055,489      3,046,370

Year Ended December 31, 1999:
  Capital contributions - Trust                         2,136          --          211,436     1,379,500      1,379,500
  Net loss                                               --         (26,413)          --      (2,614,837)    (2,641,250)
  Credit for estimated fair value of services
    performed by officer                                 --           2,170           --         214,830        217,000
                                                  -----------   -----------    -----------   -----------    -----------

Partners' Capital, December 31, 1999                   18,962   $   (33,362)     1,877,246   $ 2,034,982    $ 2,001,620
                                                  ===========   ===========    ===========   ===========    ===========


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            From
                                                                                          Inception
                                                                             Year       (February 3,
                                                                            Ended         1998) to
                                                                         December 31,   December 31,
                                                                             1999           1998
                                                                         -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                               $(2,641,250)   $(1,108,870)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Equity in net loss of unconsolidated partnership                       595,000         20,360
      Credit for estimated fair value of services performed by officer       217,000        197,000
      Depreciation                                                           240,349         80,296
      Changes in operating assets and liabilities:
      (Increase) decrease in:
        Other receivables                                                     75,988        (79,712)
        Reimbursed administrative expenses receivable                        118,074       (155,071)
        Other assets                                                           2,919       (191,611)
      Increase in:
        Accounts payable and accrued liabilities                             834,237        244,116
        Security deposits                                                      1,972         38,336
                                                                         -----------    -----------
          Net cash used in operating activities                             (555,711)      (955,156)
                                                                         -----------    -----------

Cash Flows from Investing Activities:
  Acquisitions of rental apartments                                             --       (1,559,162)
  Investments in partnerships                                               (885,000)      (741,280)
  Cash distributions from partnerships                                        69,000         10,950
  Purchases of other property and equipment                                     --         (117,771)
  Advances to affiliates                                                     (56,846)      (249,914)
  Repayment of advances to affiliates                                          5,609           --
  Increase in restricted cash                                                 (6,710)       (45,379)
                                                                         -----------    -----------
          Net cash used in investing activities                             (873,947)    (2,702,556)
                                                                         -----------    -----------


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                            From
                                                                                         Inception
                                                                             Year       (February 3,
                                                                             Ended        1998) to
                                                                         December 31,   December 31,
                                                                             1999           1998
                                                                         -----------    -----------
Cash Flows from Financing Activities:
  Partners' capital contributions                                        $ 1,379,500    $ 3,858,240
  Initial capital contributions                                                 --          100,000
  Payment on note payable                                                   (275,000)      (200,000)
  Proceeds from mortgage financing                                           290,000           --
  Proceeds from notes payable, affiliates                                     50,000           --
  Payments on mortgages payable                                              (51,399)       (19,019)
  Payments on capital lease obligation                                       (13,615)        (3,785)
                                                                         -----------    -----------
          Net cash provided by financing activities                        1,379,486      3,735,436
                                                                         -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         (50,172)        77,724

Cash and Cash Equivalents, Beginning                                          77,724           --
                                                                         -----------    -----------

Cash and Cash Equivalents, Ending                                        $    27,552    $    77,724
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for mortgage and other interest                              $   316,096    $   164,333
                                                                         ===========    ===========


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          Baron Capital Properties, L.P. (the "Partnership"), a Delaware limited partnership, is the operating partner of Baron Capital Trust (the "Trust"). Together with the Trust, the Partnership constitutes a real estate company which has been organized to indirectly acquire equity interests in existing residential apartment properties located in the United States and to provide or acquire debt financing secured by mortgages on such types of property. The Partnership with the Trust intends to acquire, own, operate, manage and improve residential apartment properties for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets.

          In its proposed exchange offering, the Partnership intends to issue up to 2,500,000 units of limited partnership interest ("Units") in exchange for limited partnership interests owned by limited partners in real estate limited partnerships which own direct or indirect equity or debt interests in residential apartment properties. Holders of Units will have the right, exercisable at any time following the offering, to exchange all or a portion of their units into an equivalent number of Common Shares of beneficial interest in the Trust.

          The Trust, as General Partner of the Partnership, is authorized to cause the Partnership to issue additional limited partnership interests in the Partnership for any purpose of the Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by Unitholders into an equivalent number of Common Shares of the Trust, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

          In exchange for a cash capital contribution and other consideration paid to the Partnership in 1998, the founders, Gregory K. McGrath and Robert S. Geiger (the "Original Investors"), were issued an amount of units which are exchangeable (subject to certain escrow restrictions) for a total of 19% of the Common Shares of the Trust (up to 1,202,160 Common Shares) outstanding after the completion of the exchange offering and the cash public offering to be made by the Trust, on a fully diluted basis assuming that all then outstanding Units (other than those owned by the Trust) have been exchanged into an equivalent number of Common Shares.

          The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

          See Note 3 for a summary of the Agreement of Limited  Partnership  and
          Note 13 regarding the completion of the exchange offering.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Basis of Presentation

          The  accompanying   consolidated   financial  statements  include  the
          accounts of the Partnership and the following limited partnerships in which the Partnership is the controlling limited partner:

             Limited Partnership                 Percent of Partnership Interest
             -------------------                 -------------------------------

             Heatherwood Kissimmee, Ltd.                      99%
             Crystal Court Apartments II, Ltd.                91
             Riverwalk Enterprises, Ltd.                      99

          The provisions of the limited partnership agreements of the limited partnerships described above provide, among other things, that limited partners holding over 50% of the total partnership interest have the right to remove the general partner. Inasmuch as the Partnership owns from 91% to 99% of the partnership interest in the above limited partnerships, the Partnership believes that the substance of these partnership arrangements is that the Partnership is in control and, accordingly, has consolidated the financial statements of these limited partnerships in the accompanying consolidated financial statements.

          The minority interests owned by the general partners are not considered material and have been included with accrued liabilities in the accompanying consolidated financial statements; such minority interests aggregated approximately $800 at December 31, 1998 and $(840) at December 31, 1999. The minority interest in the net income
          (loss) of these partnerships was not considered material and has been included with other administrative expenses in the accompanying consolidated financial statements; the minority interest in net income
          (loss) aggregated approximately $(1,800) for the period ended December 31, 1998 and $940 for the year ended December 31, 1999.

          All significant intercompany transactions and balances have been eliminated in consolidation.

     Concentrations of Credit Risk

          Financial instruments that potentially subject the Partnership to concentrations of credit risk are comprised of cash and receivables.

          Cash

               At various times during the year the Partnership had deposits in financial institutions in excess of the federally insured limits. The Partnership maintains its cash with high quality financial institutions, which the Partnership believes limits these risks.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk (Continued)

          Reimbursed Administrative Expenses and Other Receivables

               Receivables are comprised mainly of administrative expense reimbursements due from a number of other partnerships that are related to the Operating Partnership (see Note 10) and monthly rents due. The Partnership monitors exposure to credit losses and does not maintain an allowance for these receivables, as it believes that these receivables are fully collectible.

          Real Estate Rental Properties and Depreciation

               Real estate rental properties are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and improvements are capitalized and depreciated over their estimated useful lives.

               Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                                Estimated Useful
                                                                 Lives (Years)
                                                                 -------------

                Building                                               30
30
                Leasehold improvements                                 10
                Furniture and fixtures                                  7
                Computer equipment and software                        3-5

               Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its investment properties annually to assess whether any impairment indications are present. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying consolidated financial statements.

          Investments in Partnerships

               The Partnership accounts for its investments in limited partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Partnership's investment in Alexandria Development, L.P., which represents a 40% interest at December 31, 1999, is accounted for using the equity method (see Note 5).

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Investments in Partnerships (Continued)

               Investments in partnerships in which the Partnership's interest is so minor that the Partnership has virtually no influence over partnership operating and financial policies are accounted for utilizing the cost method. The investments in certain other limited partnerships as of December 31, 1999, which represent less than a 4% partnership interest in each case, are accounted for on the cost method (see Note 5). The Partnership periodically assesses the estimated realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

          Revenue Recognition

               Apartment units are leased under operating leases with terms of generally one year or less. Rental income is recognized when due from tenants.

          Cash and Cash Equivalents

               For purposes of the statement of cash flows, the Partnership considers all investments purchased with an original maturity of three months or less to be cash equivalents.

          Capital Reserve

               In connection with the acquisition of the investment properties, as required by the lending institutions, the Partnership has established a capital reserve account, which is to be used for significant improvements to the property.

          Loan Costs

               The Partnership has capitalized those costs incurred with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over six years, the remaining term of the financing.

          Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

          The Partnership is treated as a limited partnership for federal income tax purposes and as such does not incur income taxes. Instead, its earnings and losses are included in the personal returns of the partners and taxed depending on their personal tax situations. The consolidated financial statements do not reflect a provision for income taxes.

     Fair Value of Financial Instruments

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

          The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 1999, the differences between estimated fair value and the carrying value of debt instruments were not material.

     Recent Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Partnership adopted these new accounting standards in 1998, and their adoption had no effect on the Partnership's financial statements and disclosures.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition of the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
          (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements (Continued)

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of SFAS No. 133 an Amendment of SFAS No. 133, which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.

          Historically, the Partnership has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.


NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for 1999 and 1998, the Partnership incurred net losses of $2,641,250 and $1,108,870 and negative cash flows from operations of $555,711 and $955,156, respectively, and has limited liquid resources as of December 31, 1999. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

     Management's plans to continue its operations and become profitable encompass the following:

     o The Trust plans to continue to raise capital through its Cash Offering, which has been extended to May 31, 2000 and also intends to make additional public or private offerings of common shares and/or Operating Partnership units within the 12 month period following the commencement of the proposed Exchange Offering, which became effective on November 9, 1999.

     o The Partnership intends to continue to acquire rental properties using proceeds from the Trust's Cash Offering and the Exchange Offering described in Note 11. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinate mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  BASIS OF PRESENTATION (Continued)

     o See Note 13 regarding the completion of the Exchange Offering on April 7, 2000 under which the Trust, through the Operating Partnership, acquired additional interests in residential apartment properties.

     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Partnership, which in turn is dependent upon the Partnership's ability to meet its capital and financing requirements, and the success of its future operations. Management believes that the actions presently being taken by the Partnership provide the opportunity for the Partnership to continue as a going concern. However, there can be no assurance that management will be successful in the implementation of its plans to raise adequate amounts of capital or that future operations will become profitable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3.  AGREEMENT OF LIMITED PARTNERSHIP

     The following is a summary of the significant provisions of the Agreement of Limited Partnership ("the Agreement") made and entered in 1998.

     Term

          The Partnership will continue through December 31, 2098, unless sooner terminated by law or under certain provisions of the Agreement.

     General Partner

          A number of Partnership units held by the General Partner equal to 1% of the outstanding Partnership units shall at all times be deemed to be General Partner units and shall constitute the General Partnership interest and the remaining Partnership units held by the General Partner shall be deemed to be Limited Partner units and shall constitute a portion of the Limited Partnership Interest.

          The General Partner has been allocated 18,962 General Partner units as of December 31, 1999 to adjust the General Partnership interest to 1% of the total outstanding Partnership units.

     Distributions

          Cash Distributions
               The General Partner shall distribute not less frequently than quarterly an amount equal to 100% of distributable cash generated by the Partnership during such quarter to the Partners who are Partners on the Partnership Record Date with respect to such quarter first, with respect to any class of partnership interest, and thereafter, in accordance with their respective percentage interest on such Partnership Record Date.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  AGREEMENT OF LIMITED PARTNERSHIP (Continued)

     Allocation of Income and Loss

          Allocations of all items of income, gain, expense, loss, deduction and credit recognized by the Partnership for federal income tax purposes will be made as follows:

          Income
               After giving effect to the special allocations set forth in the Partnership Agreement, net income shall be allocated first, to the general partner to the extent that, on a cumulative basis, net losses previously allocated to the general partner exceed net income previously allocated to the general partner, and thereafter, to the partners in accordance with their respective percentage interests.

          Losses
               After giving effect to certain allocations set forth in the Partnership Agreement, net losses shall be allocated to the Partners in accordance with their respective percentage interest; provided, however, that net losses shall not be allocated to any limited partner to the extent that such allocation would cause such limited partner to have an adjusted capital account deficit at the end of such taxable year. All net losses in excess of the limitations set forth in the preceding sentence shall be allocated to the general partner.

     Dissolution

          The Partnership will be dissolved upon (a) the expiration of the term of the Agreement; (b) withdrawal of the general partner, unless, within 90 days after the withdrawal a majority interest of all the remaining partners agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of withdrawal, of a substitute general partner; (c) the election to dissolve the Partnership made by the general partner with the consent of a majority of the percentage interest of the limited partners; (d) entry of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"); (e) the sale or disposition of all or substantially all of the Partnership's property; (f) the merger or other combination of the Partnership with or into another entity; (g) bankruptcy or insolvency of general partner; and (h) the occurrence of any other event which, by law, would require the Partnership to be dissolved.

     Winding Up

          Upon the dissolution of the partnership, the general partner will take full account of the Partnership's assets and liabilities, and the assets will be liquidated as promptly as is consistent with obtaining fair value of the assets, and the proceeds will be applied and distributed (a) first, to the payment and discharge of all of the Partnership's debts and liabilities to creditors, other than partners;
          (b) then, any loans owed by the Partnership to the partners shall be paid in proportion thereto; and (c) finally, to the limited partners and the general partner in proportion to their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  RENTAL APARTMENTS

     Heatherwood Apartments

          On June 30, 1998, the Partnership acquired the entire limited partnership interest, representing a 99% partnership interest, in Heatherwood Kissimmee, Ltd., (the "Heatherwood Property") a Florida limited partnership which owns fee simple title to a 67-unit residential property located at Kissimmee, Florida for a purchase price of approximately $830,000. The Heatherwood Property is subject to first mortgage financing with an original balance of approximately $1,250,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $8,847 and bears a fixed interest rate of 7.625%. The entire balance, including accrued interest, is due on December 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1999 was $1,226,624.

     Crystal Court Apartments

          On July 31, 1998, the Partnership acquired the entire limited partnership interest, representing a 91% partnership interest, in Crystal Court Apartments II, Ltd., (the "Crystal Court Property") a Florida limited Partnership which owns fee simple title to an 80-unit residential apartment property located in Lakeland, Florida for a purchase price of approximately $704,000. The Crystal Court Property is subject to first mortgage financing with an original balance of $1,494,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $10,446 and bears a fixed interest rate of 7.5%. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with a prepayment fee equal to 1% of the then outstanding principal balance. The principal balance outstanding as of December 31, 1999 was $1,464,099.

     Riverwalk Apartments

          On September 1, 1998, the Partnership acquired the entire limited partnership interest, representing a 99% partnership interest, in Riverwalk Enterprises, Ltd., (the "Riverwalk Property") a Florida limited partnership, which owns fee simple title to a 50-unit residential property located at New Smyrna Beach, Florida for a purchase price of approximately $700,000. The Riverwalk Property is subject to first mortgage financing with an original balance of approximately $1,400,000 collateralized by the property. The mortgage calls for monthly payments of principal and interest of $14,072 and bears a fixed interest rate of 8.75% amortized over 25 years. The entire balance, including accrued interest, is due on October 2004 and may be prepaid with a prescribed prepayment fee. During 1999, an additional $290,000 was borrowed on the first mortgage under the same terms as the original mortgage. The entire $290,000 was distributed to the Partnership. The principal balance outstanding as of December 31, 1999 was $1,587,394.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  RENTAL APARTMENTS (Continued)

     Riverwalk Apartments (Continued)

          In connection with the purchase of the Riverwalk Property, the Partnership executed a promissory note payable to the sellers of the Riverwalk Property with an original balance of $575,000. The note called for a lump-sum payment of principal and accrued interest at a rate of 18% per annum on December 1, 1998. In December 1998, the Partnership paid $226,163 of principal and interest towards the note and exercised its option to extend the maturity of the note to February 1, 1999 for an extension fee of 1% of the original loan amount or $5,750.

          During 1999, with the distributions received from the Riverwalk Property, the Partnership paid $275,000 of principal and $42,500 of interest towards the note and exercised several options to extend the maturity of the note to October 15, 2000 for an extension fee of 1% of the outstanding loan amount at the time the options were exercised. The principal balance outstanding as of December 31, 1999 was $100,000.


NOTE 5. INVESTMENTS IN PARTNERSHIPS

        Alexandria Property                                         $589,690
        Other Limited Partnership Interests                          341,280
                                                                    --------
                                                                    $930,970
                                                                    ========

       Alexandria Apartments

          On October 14, 1998, the Partnership acquired an approximate 12% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership, which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. The Partnership paid $400,000 for eight (8) units of limited partnership interest out of a total of sixty-five (65) units and retains an option to acquire the remaining fifty-seven (57) units of limited partnership interests for $50,000 per unit or approximately $2,850,000. The option is exercisable as additional apartments are completed and rented and expires on June 30, 2000. An affiliate of the Partnership sold the partnership interest in the Alexandria Property to the Partnership and also serves as the managing general partner of the Alexandria Property. During the construction stage of the apartment property, the Partnership's limited partnership interest in the Alexandria Property is entitled to an annual 12% preferential return, which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

          During 1999, the Partnership exercised its option to purchase an additional eighteen (18) units of limited partnership interest for $885,000, thereby increasing its ownership interest to approximately 40%. As of December 31, 1999, the Operating Partnership owned 26 units of limited partnership interest for which it paid $1,285,000.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN PARTNERSHIPS (Continued)

     Alexandria Apartments (Continued)

     The following is a summary of the investment in the Alexandria Property:

                                                1999               1998
                                                ----               ----

     Balance, beginning                        $ 368,690         $    --
     Investments                                 885,000          400,000
     Distributions                               (69,000)         (10,950)
     Equity in net loss                         (595,000)         (20,360)
                                               ---------         ---------
     Balance, ending                           $ 589,690         $ 368,690
                                               =========         =========

     The following is a condensed summary of the financial position as of December 31,1999 and results of operations of the Alexandria Property for 1999 and 1998:

     Financial Position:
        Rental apartments                  $  7,048,559
        Construction in progress              3,650,679
        Other assets                            762,836
                                           ------------
           Total assets                    $ 11,462,074
                                           ============

        Mortgage payable                   $  8,525,000
        Other liabilities                     3,323,378
                                           ------------
           Total liabilities                 11,848,378
        Partners' Capital (Deficiency)         (386,304)
                                           ------------
                                           $ 11,462,074
                                           ============


                                                   1999               1998
                                                   ----               ----
     Results of Operations:
        Rental income                       $   405,798        $    85,971
        Other income                             91,542            266,685
        Costs and expenses                   (2,062,615)          (518,186)
                                            -----------        -----------
           Net loss                         $(1,565,275)       $  (165,530)
                                            ===========        ===========

     As of December 31, 1999, there was approximately $560,000 in notes receivable from affiliates included in other assets and approximately $2,300,000 in notes payable to affiliates included in other liabilities, respectively. Included in cost and expenses for 1999 is a prepayment penalty of approximately $750,000 charged in November 1999 by the former mortgage holder on the refinancing of the mortgage payable. The Alexandria Property's management is currently contesting the penalty. However, the outcome is not determinable as of the date of this report.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN PARTNERSHIPS (Continued)

     Other Limited Partnership Interests

          In July 1998, the Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Shareholder. The Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Partnership was approximately $341,000. The percentage interest acquired by the Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership.


NOTE 6.  OTHER PROPERTY AND EQUIPMENT

     Furniture and equipment                                       $112,272
     Computer equipment and software                                 44,455
     Leasehold improvements                                          20,813
                                                                   --------
                                                                    177,540
        Less accumulated depreciation                                42,559
                                                                   --------
                                                                   $134,981
                                                                   ========

         Depreciation expense for other property and equipment for the year ended December 31, 1999 and the period ended December 31, 1998 was $34,001 and $8,558, respectively.


NOTE 7.  MORTGAGES PAYABLE

                                                                                                         Balance
                                                            Original        Maturity      Interest     December 31,
                            Property                         Amount           Date          Rate           1999
                            --------                         ------           ----          ----           ----

         Heatherwood Apartments                           $1,250,000       12/31/2004      7.625%      $1,226,624
         Crystal Court Apartments                          1,494,000       10/31/2004      7.5          1,464,099
         Riverwalk Apartments                              1,400,000       10/31/2004      8.75         1,587,394
                                                          ----------                                   ----------
            Total                                         $4,139,000                                   $4,278,117
                                                          ==========                                   ==========

     All mortgage notes payable are collateralized by the underlying properties described in Note 4 above.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  MORTGAGES PAYABLE (Continued)

     The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 1999 are as follows:

          Year ending December 31:
             2000                                                  $   60,479
             2001                                                      62,885
             2002                                                      71,180
             2003                                                      77,228
             2004                                                   4,006,345
             ----                                                  ----------
                Total                                              $4,278,117
                                                                   ==========


NOTE 8.  CAPITAL LEASE OBLIGATION

          During 1998, the Partnership purchased office furniture financed through a capital lease obligation. The lease calls for sixty (60) monthly payments of $1,245 including interest at 19.95% and is secured by the office furniture purchased. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1999 are as follows:

          Year Ending December 31:
             2000                                                  $ 14,940
             2001                                                    14,940
             2002                                                    14,940
             2003                                                     8,715
                                                                   --------
             Total minimum lease payments                            53,535
             Less amount representing interest                      (11,166)
                                                                   --------
             Present value of minimum lease payments               $ 42,369
                                                                   ========


NOTE 9.  COMMITMENTS AND CONTINGENCIES

     Officers' Compensation

          A founder of the Trust and the Partnership serves as Chief Executive Officer of the Trust, the Partnership and the managing shareholder of the Trust. He has agreed to serve as Chief Executive Officer for the first year in exchange for compensation in the form of common shares or units of the Trust in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. During 1999 and 1998, no common shares of the Trust or units of the Partnership were issued to the Chief Executive

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)

     Officers' Compensation (Continued)

          Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, provisions of $217,000 and $197,000 have been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for 1999 and 1998, respectively. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

          The other  founder  of the Trust and  Partnership  serves as the Chief
          Operating Officer of the Trust, the Partnership and the managing shareholder of the Trust. His initial annual salary has been set at $100,000, in addition to benefits, and eligibility for participation in any common share option plan and bonus incentive compensation plan, which may be implemented by the Partnership.

     Operating Leases

          During 1998, the Partnership executed an operating lease for its office facilities. The lease, which expires in June 15, 2003, requires monthly payments of $5,000. The Partnership has three options of five years each to extend its lease for a total of fifteen additional years.

          Minimum future lease payments on this lease are as follows:

              Year ending December 31:
                 2000                                               $ 60,000
                 2001                                                 60,000
                 2002                                                 60,000
                 2003                                                 30,000
                                                                    --------
                    Total                                           $210,000
                                                                    ========

          Rent expense was approximately $62,000 and $24,000 for 1999 and 1998, respectively.


NOTE 10. RELATED PARTY TRANSACTIONS

     Intercompany Line

          The Partnership has an intercompany line with the Trust, its general partner. The intercompany loan is due on demand and is non-interest bearing. The balance outstanding on the intercompany line was $296,010 as of December 31, 1999.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. RELATED PARTY TRANSACTIONS (Continued)

     Transactions with Affiliated Entities

          During 1999 and 1998, the Partnership paid approximately $37,000 and $12,000 to an affiliated corporation for computers being used by the Partnership.

     Reimbursed Administrative Expenses

          The Partnership shares certain administrative expenses with a number of other partnerships that are related to the Operating Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and an officer of the general partner of the Operating Partnership. These administrative expenses are allocated as described below, and the allocated expenses are reimbursed to the Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated with or reasonably allocated to the activities of each entity. Personnel costs were allocated based upon estimates of the time devoted by individual employees to each entity's activities on a monthly basis. Other administrative costs were allocated on a direct basis to the extent practicable, and the balance on a pro rata basis. In the opinion of management, the method used to allocate costs to all of the entities was considered to be reasonable under the circumstances.

          During 1999 and 1998, the  Partnership  was  reimbursed  approximately
          $857,000 and $496,000, respectively, for administrative expenses, which have been presented as reductions of the specific related category of administrative expenses in the accompanying financial statements.

     Advances

          From time to time, the Partnership advances funds to affiliates. These advances do not accrue interest and are due on demand. As of December 31, 1999, the Partnership had advanced $5,141 to two affiliates.

     Note Payables, Affiliate

          On December 23, 1999, the Riverwalk Property executed a promissory note payable to an affiliate for $20,000. The note payable calls for a lump sum principal payment plus accrued interest at 10% per annum due on December 23, 2004.

          On April 2, 1999, the Crystal Court Property executed a promissory note payable to an affiliate for $20,000. The note payable calls for a lump sum principal payment plus accrued interest at 10% per annum due on April 2, 2004.

          On December 10, 1999, the Heatherwood Property executed a promissory note payable to an affiliate for $10,000. The note payable calls for a lump sum principal payment plus accrued interest at 10% per annum due on December 10, 2004.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. PARTNERS' CAPITAL

     Partners' Capital Contributions

          During 1998, the Partnership issued 463,650 units of limited partner interest to the Trust at $8.32 per unit based upon net proceeds of $3,858,240. During 1999, 211,436 units of limited partner interest were issued to the Trust at $6.52 per unit based upon net proceeds of $1,379,500.

          In addition, the Partnership issued to the Trust 16,826 general partner units during 1998 and 2,136 general partner units during 1999 as an allocation to adjust the general partner interest to 1% of the total outstanding Partnership units (see Note 3). This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner units for accounting purposes.

     Exchange Offering

          The Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Securities Act of 1933, as amended (the "Act") ("Exchange Offering").

          It is proposed that these units would be exchanged for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships are managed by corporate general partners who are affiliated with one of the founders of the Partnership, who is the sole stockholder and director of the Managing Shareholder of the Partnership. This registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

          The  number  of  Units  being  offered  in  exchange  for the  limited partnership interests in the Exchange Partnerships will be based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit has been arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share currently being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding will be substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered with the Commission.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. PARTNERS' CAPITAL (Continued)

     Exchange Offering (Continued)

          As its initial investment targets in the Exchange Offering, the Partnership is offering to acquire equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Partnership will acquire interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owns equity and/or mortgage
          interests  in  one  or  more  properties.   Certain  of  the  Exchange
          Partnerships directly or indirectly own equity interests in 16 properties, which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four bedroom units). Certain of the Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

          See Note 13 regarding the completion of the Exchange Offering on April 7, 2000 under which the Trust, through the Operating Partnership, acquired additional interests in residential apartment properties.

     Partnership Limited Partnership Units

          In connection with the formation of the Trust and the Partnership, the Original Investors each subscribed for 601,080 limited partnership units of the Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Partnership. If the Cash Offering and the Exchange Offering are fully subscribed, those Units would represent 19% of the total Common Shares outstanding after completion of the Cash Offering and exchange by the Partnership of 2,500,000 of its Units for units of limited partnership interest in real estate limited partnerships (including any exchange pursuant to the Exchange Offering), calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares. If, however, as of May 31, 2000, the Cash Offering and/or the Exchange Offering has been completed and the number of Units subscribed for by each Original Investment represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, each Original Investor has agreed to return any excess Units to the Partnership for cancellation. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. PARTNERS' CAPITAL (Continued)

     Partnership Limited Partnership Units (Continued)

          The fair value of the units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the units, the Trust and the Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Partnership; and the founders' units are subject to significant transfer restrictions. The Partnership has accounted for the units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per share on an as-converted basis. Because the release of the units from escrow is not dependent upon the achievement of any specified level of profits, the release of the units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the units from escrow.

          Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Participating Exchange Partnerships; agreed to assign to the Partnership the right to receive all residual economic rights attributable to the general partner interests in Participating Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Partnership, caused the Exchange Partnerships to cancel the prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Partnership invest.

          After the exchange with the limited partners and assignment of economic rights of the general partner, the Partnership will control the Participating Exchange Partnerships by virtue of its ownership of at least 90% of the limited partnership interests, which will provide the Partnership the ability to remove the general partner under the provisions of the limited partnership agreements that limited partners holding over 50% of total partnership interest have the right to remove the general partner.

          Based upon the total Common Shares outstanding as of December 31, 1999, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 158,353 Common Shares.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. NET LOSS PER PARTNERSHIP UNIT

     The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

     Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive in 1999 and 1998.

     The components used in calculating basic net loss per unit are as follows:

                                                     Weighted
                                                     Average          Loss
                                   Net Loss           Units         Per Unit
                                   --------           -----         --------

          1999                   $(2,641,250)       1,842,656        $(1.43)
                                 ===========        =========        ======

          1998                   $(1,108,870)       1,407,201        $( .79)
                                 ===========        =========        ======


NOTE 13. COMPLETION OF EXCHANGE OFFERING

     On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,434,274 registered Operating Partnership Units (with an initial assigned value of $24,342,740) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

     Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. COMPLETION OF EXCHANGE OFFERING (Continued)

     The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships are owned entirely by the Operating Partnership (in the case of nine Exchange Partnership in which all Exchange Limited Partners accepted the offering) and substantially all of the limited partnership interests in the other 14 Exchange Partnerships are owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.


NOTE 14. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The unaudited pro forma condensed consolidated balance sheets at December 31, 1999 and statements of operation for the year ended December 31, 1999, have been prepared assuming that the Exchange Offering (see Notes 11 and 13) had been fully subscribed and had occurred on January 1, 1999.

     The pro forma information is not necessarily indicative of what the Partnership's results of operations would have been assuming the completion of the described transaction at the beginning of the period indicated, nor does it purport to project the Partnership's results of operations for any future period.

            Unaudited Pro Forma Condensed Consolidated Balance Sheets
                                December 31, 1999

                                  Operating
                                 Partnership    Exchange     Pro Forma
                                (Historical)  Partnerships  Adjustments   Pro Forma
                                ------------  -----------   -----------   -----------

     Rental properties          $ 5,915,000   $22,567,000   $ 8,697,000   $37,179,000
     Other assets                 1,676,000    12,899,000     3,271,000    17,846,000
                                -----------   -----------   -----------   -----------
        Total assets            $ 7,591,000   $35,466,000   $11,968,000   $55,025,000
                                ===========   ===========   ===========   ===========

     Mortgage payable           $ 4,278,000   $17,802,000   $      --     $22,080,000

     Other liabilities            1,311,000     4,697,000          --       6,008,000
                                -----------   -----------   -----------   -----------

        Total liabilities         5,589,000    22,499,000          --      28,088,000
                                -----------   -----------   -----------   -----------


     Partners' Capital            2,002,000    12,967,000    11,968,000    26,937,000
                                -----------   -----------   -----------   -----------
        Total liabilities and
           partners' capital    $ 7,591,000   $35,466,000   $11,968,000   $55,025,000
                                ===========   ===========   ===========   ===========

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (Continued)

       Unaudited Pro Forma Condensed Consolidated Statements of Operation
                          Year Ended December 31, 1999

                                          Offering
                                         Partnership     Exchange      Pro Forma
                                        (Historical)   Partnerships   Adjustments    Pro Forma
                                        ------------   ------------   -----------    ---------

     Total revenues                     $   585,000    $ 5,257,000    $      --      $ 5,842,000
     Costs and expenses                   3,226,000      5,058,000        237,000      8,521,000
                                        -----------    -----------    -----------    -----------
     Net income (loss)                  $(2,641,000)   $   199,000    $  (237,000)   $(2,679,000)
                                        ===========    ===========    ===========    ===========

     Weighted average number of
        partnership units outstanding     1,842,656                     2,497,000      4,340,456
                                                                      ===========    ===========

     Net loss per partnership unit           $(1.43)                                      $( .62)
                                             ======                                       ======

     Pro Forma Adjustments

          The unaudited pro forma condensed consolidated financial statements represent the acquisition of the exchange partnerships, which will be accounted for under the purchase method of accounting. The Partnership has estimated the adjustments required to allocate the aggregate purchase price over the recorded book value of these partnerships. Such allocations are subject to final determination based upon valuations provided by the Partnership and other valuations of fair value as if the acquisitions were effective on January 1, 1999.
          Therefore, the allocations reflected in the unaudited pro forma condensed consolidated financial statements may differ from the amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the unaudited pro forma financial statements.

          Pro forma depreciation adjustment for the year ended December 31, 1999 is based upon assets at fair value at January 1, 1999; primarily based upon 30 year asset lives.

          Summary pro forma adjustments to present comparative per share unit assume that the exchange transaction has been consummated at January 1, 1999 (assumes units outstanding for entire period).

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES

         During 1998, the Partnership acquired three rental apartment properties through the assumption of mortgage payables and a note payable, as follows:

            Mortgages payable                                        $4,058,737
            Note payable                                                575,000
                                                                     ----------
                                                                     $4,633,737
                                                                     ==========

          Also, the Partnership acquired furniture and equipment in 1998 by means of capital lease financing in the amount of $59,769.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9.  TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names of the persons that serve as Trustees and executive officers 1/ of the Trust and the Operating Partnership and their respective ages and positions are set forth below. Each of the trustees has served since 1998. The term of each independent trustee is one year.

Name                                Age         Position
----                                ---         --------
James H. Bownas                     52          Trustee
Peter M. Dickson                    50          Trustee
Gregory K. McGrath 2/               39          Chief Executive Officer - Trust and Operating Partnership
Robert S. Geiger 3/                 49          Chief Operating Officer - Trust and Operating Partnership
Robert L. Astorino                  53          President - Operating Partnership
Mark L. Wilson                      53          Chief Financial Officer - Trust and Operating Partnership

     Baron Advisors, Inc. ("Baron Advisers"), the Managing Shareholder of the Trust, was incorporated in July 1997 as a Delaware corporation. The management of Baron Advisors has substantial prior experience in and knowledge of the residential apartment property and single-family housing market and its financing and experience in the management of investment programs and in directing their operations. The Chief Executive Officer, sole director and sole shareholder of Baron Advisors is Gregory K. McGrath and its Chief Operating Officer is Robert S. Geiger. The Managing Shareholder will be compensated for its services pursuant to a Trust Management Agreement. Officers and employees of the Managing Shareholder who perform services on behalf of the Trust will not be paid any additional compensation by the Trust. Such officers and employees generally will serve in the same capacity for the Trust and will be compensated by the Trust in amounts determined by the Managing Shareholder, in the case of employees, and by the Executive Compensation Committee of the Trust.

     Gregory K. McGrath is the Chief Executive Officer, sole director and sole shareholder of Baron Advisors, Inc. and Chief Executive Officer of the Trust and the Operating Partnership. Mr. McGrath has over 10 years experience in all aspects of the real estate industry, including site selection and acquisition, arrangement and closing of mortgage financing, and property acquisition and management. Between January 1993 and June 1994, Mr. McGrath served as Senior Vice President of Realty Capital, Inc., a Florida


--------
          1/ The Trust has entered into a Trust Management Agreement with Baron Advisers, Inc., the Managing Shareholder of the Trust(the "Managing Shareholder") under which the Managing Shareholder is obligated to provide management, administrative and investment advisory services to the Trust from the commencement of the Cash Offering. The services to be rendered include, among other things, communicating with and reporting to Investors, administering accounts, providing to the Trust office space, equipment and facilities and other services necessary for the Trust's operation, and representing the Trust in its relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder is also responsible for determining which real estate investments and non-real estate investments (including the temporary investment of the Trust's available funds prior to their commitment to particular real estate investments) the Trust will make and for making divestment decisions, subject to the provisions of the Declaration of Trust.

          2/ Mr. McGrath is Chief Executive Officer, sole shareholder and sole director of the Managing Shareholder. He is also the Chief Executive Officer, sole shareholder and director of Baron Capital Properties, Inc., a Delaware corporation, which is the Corporate Trustee of the Trust.

          3/ Mr. Geiger serves as the Chief Operating Officer of the Managing Shareholder.

corporation which sponsored real estate limited partnerships. Mr.
McGrath is also the President, sole director and sole shareholder of Baron Real Estate Services, Inc. ("Baron"), an Ohio corporation headquartered in Cincinnati, Ohio, which he co-founded in 1989. Mr. McGrath is also the President, sole director and sole shareholder of Brentwood Management, LLP, an Ohio limited liability company which provides property management services. Mr. McGrath is also a principal of The Baron Organization, Inc., a Delaware corporation which manages an approximately $100 million real estate portfolio. In addition to the affiliations described above, Mr. McGrath is also a principal in a number of other related business entities which are involved in various aspects of the real estate business.

     Robert S. Geiger is a practicing attorney. From 1994 to August 1998, he was managing director of the law firm of Geiger Kasdin Heller Kuperstein Chames & Weil, P.A., a Miami, Florida law firm with a general practice. From 1986 to 1994, he was managing director of Levine & Geiger, a Miami, Florida law firm. Mr. Geiger's practice is concentrated in complex commercial and real property transactions and business reorganizations. He serves as general counsel for national, regional and local corporations engaged in a wide range of business activities, including regulated industry matters.

     James H. Bownas is a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a then publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. In 1999, lexford merged into, and has significantly operated as a division of Equity Residential Trus, a publicly traded company. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions (none of which represented a material portion of Lexford's assets, liabilities, revenues or expenditures) with affiliates of the Managing Shareholder pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities.

     Peter M. Dickson has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda since 1991. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between 1979 and 1985, Mr. Dickson held several positions with Peat, Marwick.

     Robert L. Astorino has served as President of the Operating Partnership since May 25, 1998. From February 1998 through May 25, 1998, he served as President - Property of Strategic Management Inc., a real estate management company affiliated with the Mr. McGrath. From 1992 through January 1998, he served as President of The Housing Partnership, Inc., a Louisville, Kentucky-based real estate investment and consulting company. Between 1991 and 1992, Mr. Astorino served as Assistant Vice President, Real Estate Operations at Great Western Bank in Beverly Hills, California, where his responsibilities included the operation and sale of residential and commercial real estate obtained in foreclosure.

     Mark L. Wilson was elected Chief Financial Officer of the Trust and the Operating Partnership in November 1998. Between 1989 and 1997, Mr. Wilson served as Vice President of Baron Real Estate Services, Inc., an affiliate of Mr. McGrath. Mr. Wilson was responsible for financial control, accounting and tax functions for that company in addition to financial control and accounting for all of the properties which it managed. In addition, Mr. Wilson served as President of The Baron Companies, a registered securities broker-dealer which served as the dealer manager of numerous private offerings of limited partnerships affiliated with Mr. McGrath.

     The Corporate Trustee of the Trust is Baron Capital Properties, Inc. ("Baron Properties"), a Delaware corporation formed in July 1997 and an Affiliate of the Managing Shareholder. The primary duty of the Corporate Trustee will be to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Baron Properties, as Corporate Trustee of the Trust, will act only at the direction of the Managing Shareholder, and will not take independent discretionary action on behalf of the Trust. The Corporate Trustee will not be compensated for its services, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Managing Shareholder. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Baron Properties may be a trustee of other similar entities that may organized by the Managing Shareholder,

Baron Advisors, Inc., and any of their Affiliates. The Chief Executive Officer, sole director and sole stockholder of Baron Properties is Gregory K. McGrath. The principal office of Baron Properties is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.


SECTION 16(a) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     No reports were required to be filed in the most recent fiscal year pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, since the Operating Partnership Units are not registered under the act.


ITEM 10.  EXECUTIVE COMPENSATION

                                                         ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------------------
Name and Principal Position        Year      Salary          Bonus          Long Term          All Other
                                                                            Compensation       Compensation
-------------------------------------------------------------------------------------------------------------
Gregory K. McGrath, Chief          1999      $217,000 1/       --               --                   --
Executive Officer - Trust and
Operating Partnership
-------------------------------------------------------------------------------------------------------------
Robert S. Geiger, Chief            1999      $100,000          --               --                   --
Operating Officer - Trust and
Operating Partnership
-------------------------------------------------------------------------------------------------------------
Robert L. Astorino, President      1999      $166,475        $820               --               $1,200 2/
Operating Partnership
-------------------------------------------------------------------------------------------------------------
Mark L. Wilson, Chief Financial    1999      $101,535          --               --               $8,159 2/
Officer - Trust and Operating
Partnership
-------------------------------------------------------------------------------------------------------------

     1/ The Board of the Trust awarded Mr. McGrath compensation in the amount of $217,000 for his services in 1999. Mr. McGrath elected not to be paid in cash. Instead, such amount was recorded as a compensation expense of the Trust and treated as a capital contribution. In addition, Mr. McGrath, is the Chief Executive Officer and sole shareholder and director of Baron Advisors, Inc., which is the Managing Shareholder of the Trust. Pursuant to a Trust Management Agreement, dated as of May 15, 1998, which is renewable annually, Baron Advisors, Inc. is entitled to be reimbursed for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount up to 1% of the gross proceeds of the Cash Offering plus 1% of the initial value of Units issued in connection with the Exchange Offering, up to a maximum of $500,000 per year. In addition, the Managing Shareholder is entitled to reimbursement (i) for distribution, due diligence and organizational expenses incurred in connection with the formation of the Trust and the Operating Partnership and with the Cash Offering in an amount not to exceed 1% of gross proceeds from the Cash Offering;
(ii) for legal, accounting and consulting fees and filing, recording, printing, postage and other miscellaneous expenses incurred in connection with the Cash Offering in an amount not to exceed 1% of the gross proceeds from the Cash Offering; and (iii) for expenses incurred prior to and during the Cash Offering for investigating and evaluating investment opportunities for the Trust and the Operating Partnership (other than in connection with the Exchange Offering) and for assisting them in consummating their investments, in an amount not to exceed 4% of the gross proceeds from the Cash Offering. In 1999, the Trust incurred expenses due Baron Advisors, Inc. totaling $126,862, comprised of reimbursable management expenses ($21,144), reimbursable organizational and offering expenses ($21,144), and reimbursable investment advisory expenses ($84,574).

     2/ Car Allowance

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Operating Partnership Units by (i) each Trustee, (ii) the Chief Executive Officer and each other executive officer of the Operating Partnership and the Trust, (iii) all executive officers of the Trust and the Operating Partnership as a group, and (iv) to the Operating Partnership's knowledge, by any person owning beneficially more than 5% of the outstanding units of such class, in each case at December 31, 1999. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Operating Partnership Units shown as beneficially owned by such person.

------------------------------------------------------------------------------------------------
            Name and Address of                Amount and Nature
             Beneficial Owner               Of Beneficial Ownership       Percentage of Class
------------------------------------------------------------------------------------------------
James H. Bownas                                        --                          --
1 East Livingston Avenue
Columbus, Ohio  43215
------------------------------------------------------------------------------------------------
Peter M. Dickson                                       --                          --
33 Church Street
Hamilton, Bermuda  HM 12
------------------------------------------------------------------------------------------------
Gregory K. McGrath  1/                                 2/                         9.5%
------------------------------------------------------------------------------------------------
Robert S. Geiger 1/                                    2/                         9.5%
------------------------------------------------------------------------------------------------
Robert L. Astorino  1/                                 --                          --
------------------------------------------------------------------------------------------------
Mark L. Wilson  1/                                     --                          --
------------------------------------------------------------------------------------------------
All executive officers of the Trust and                2/                          19%
Operating Partnership, as a group
------------------------------------------------------------------------------------------------

----------
          1/ The address of Messrs. McGrath, Geiger, Astorino and Wilson is 7826 Cooper Road, Cincinnati, Ohio 45242.

          2/ Mr. McGrath and Mr. Geiger, the original investors in the Operating Partnership, each own 601,080 Operating - Partnership Units which are exchangeable into an equivalent number of Common Shares of the Trust. Pursuant to an agreement among Messrs. McGrath, Geiger, the Trust and the Operating Partnership, if, as of May 31, 2000, the Units held by each of them represent a percentage greater than 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, Mr. McGrath and Mr. Geiger have agreed to return any excess Units to the Operating Partnership for cancellation. Their Units have been deposited in escrow. The escrowed Units and/or Common Shares are to be released in equal amounts on the sixth, seventh, eighth and ninth anniversary dates of the effectiveness of the Cash Offering, or earlier if certain financial goals are achieved by the Trust. Under the Declaration of Trust, no other Shareholder or Unitholder may hold more than 5% of the beneficial interest in the Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 1998 and 1999, the Operating Partnership directly or indirectly entered into several transactions in which the amount exceeded $60,000 and in which an executive officer of the Operating Partnership or the Trust had an interest. The Operating Partnership expects to enter into additional such transactions in 2000 (See ITEM 1 - DESCRIPTION OF BUSINESS - Brief Description of Properties - Exchange Offering). In 1998 and 1999, the following related transactions occurred.

     1. The Trust contributed $3,858,240 (1998) and $1,379,500 (1999) of the net
proceeds from the Cash Offering to the Operating Partnership in exchange for Operating Partnership Units. The Operating Partnership was founded by Gregory K. McGrath and Robert S. Geiger, who are the Chief Executive Officer and Chief Operating Officer of the Trust, respectively, and who each own individually Operating Partnership Units.

     2. The Operating Partnership acquired limited partnership interests in Alexandria Development, L.P. from an affiliate of Mr. McGrath. See ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - Acquired Properties - Alexandria Property.

     3. In connection with the formation of the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger, the founders of the Trust and the Operating Partnership, subscribed for 1,202,160 Units in the Operating Partnership in exchange for a cash payment of $100,000. Such Units are exchangeable into an equivalent number of Common Shares. Pursuant to an agreement among Mr. McGrath, Mr. Geiger, the Trust and the Operating Partnership, if, as of May 31, 2000 (the scheduled termination date of the Cash Offering), the Units held by each of them represent a percentage greater than 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) have been exchanged into an equivalent number of Common Shares, Mr. McGrath and Mr. Geiger have agreed to return any excess Units to the Operating Partnership for cancellation. See also footnote 2 above under ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As discussed in ITEM 1 - DESCRIPTION OF BUSINESS - Brief Description of Properties - Exchange Offering, effective April 7, 2000, the Operating Partnership acquired equity and debt interests in residential apartment properties in connection with the completion of an Exchange Offering made to individual limited partners of 23 limited partnerships in which Mr. McGrath either directly or indirectly held a beneficial interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Documents filed as part of this report:

     (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

------------------------------------------------------------------------------------------------------------------------------------
Exhibit Number                 Description
------------------------------------------------------------------------------------------------------------------------------------
            3.1*               Certificate of Limited Partnership of the Registrant (incorporated herein by reference to Exhibit
                               3.1 to the Form S-4 Registration Statement of the Registrant filed with the Securities and Exchange
                               Commission on June 2, 1998).
------------------------------------------------------------------------------------------------------------------------------------
            3.2*               Agreement of Limited Partnership of Baron Capital Properties, L.P. dated as of May 15, 1998
                               (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form SB-2 Registration
                               Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15, 1998
                               (Registration No. 333-35063)).
------------------------------------------------------------------------------------------------------------------------------------
            4.1*               Form of Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Form S-4
                               Registration Statement of the Registrant filed with the Securities and Exchange Commission on June
                               2, 1998).
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Exhibit Number                 Description
------------------------------------------------------------------------------------------------------------------------------------
            10.1*              Trust Management Agreement, dated as of May 15, 1998 between Baron Capital Trust and Baron Advisors,
                               Inc. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form SB-2
                               Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on
                               May 15, 1998 (Registration No.  333-35063)).
------------------------------------------------------------------------------------------------------------------------------------
            10.2*              Amended and Restated Declaration of Trust for the Registrant made as of August 11, 1998
                               (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4
                               Registration Statement of the Registrant filed with the Securities and Exchange Commission on
                               September 22, 1998.
------------------------------------------------------------------------------------------------------------------------------------
            10.3*              Form  of  Indemnification   Agreement  among  the Registrant,  Baron  Capital  Trust  (its  General
                               Partner),   officers   of  the   Registrant   and trustees,  officers  and  members of the Board of
                               Baron  Capital  Trust and such  other  persons as Baron Capital  Trust may  designate  (included in
                               Section   7.7  of  the   Agreement   of   Limited Partnership of the Registrant referenced above in
                               Exhibit 3.2)
------------------------------------------------------------------------------------------------------------------------------------
            10.4*              Amended and Restated  Security  Escrow  Agreement dated  as  of  May  15,  1998  among  Gregory  K.
                               McGrath,  Robert S. Geiger,  Baron  Capital Trust and   American   Stock   and   Transfer   Company
                               (incorporated  herein by  reference to Exhibit 10.4 to  Amendment  No. 2  to the  Form  S-4
                               Registration  Statement of Registrant  filed with the   Securities   and  Exchange   Commission  on
                               January 29, 1999).
------------------------------------------------------------------------------------------------------------------------------------
            10.5*              Founders' Subscription Agreement (incorporated herein by reference to Exhibit 10.5 to Amendment
                               No. 2 to the Form S-4 Registration Statement of Registrant filed with the Securities and
                               Exchange Commission on January 29, 1999).
------------------------------------------------------------------------------------------------------------------------------------
            10.6*              First Amendment to Amended and Restated Security Escrow Agreement, dated April 30, 1999
                               (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Form S-4
                               Registration Statement of Registrant filed with the Securities and Exchange Commission on
                               June 2, 1999).
------------------------------------------------------------------------------------------------------------------------------------
            10.7*              Amendment  to Founders'  Subscription  Agreement, dated  April  30,  1999  (incorporated  herein by reference  to  Exhibit 10.7 to  Amendment  No. 4 to the Form S-4  Registration  Statement of
                               Registrant filed with the Securities and Exchange Commission on June 2, 1999)
------------------------------------------------------------------------------------------------------------------------------------
            21**               Subsidiaries of the Registrant
------------------------------------------------------------------------------------------------------------------------------------
             23**              Consent of Rachlin Cohen & Holtz, Independent Certified Public Accountants
------------------------------------------------------------------------------------------------------------------------------------
             27**              Financial Data Schedule
------------------------------------------------------------------------------------------------------------------------------------

----------------

*    Previously filed.
**   Filed herewith.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BARON CAPITAL PROPERTIES, L.P.

April 14, 2000                   By:   Baron Capital Trust, General Partner
                                 By:   /s/ Gregory K. McGrath
                                       -----------------------------------------
                                       Gregory K. McGrath
                                       Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                         Date
----------                          -----                         ----

/s/ Gregory K. McGrath     Chief Executive Officer                April 14, 2000
----------------------
Gregory K. McGrath         (Principal Executive Officer)

/s/ Mark L. Wilson         Chief Financial Officer                April 14, 2000
----------------------
Mark L. Wilson             (Principal Financial and Accounting
                                    Officer)