Form 10KSB/A
period 1999-12-31
BARON CAPITAL PROPERTIES LP
filed 2000-04-25
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


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

Distributions

     In 1998 and 1999, the Operating Partnership declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Units. The Operating Partnership's ability to make future distributions will be determined by the net cash flow it has available to make distributions.

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

     Because of the net losses of $2,641,250 and $1,108,870 in 1999 and 1998 respectively; the $975,305 in accounts payable owed to professionals for the Exchange Offering as of December 31, 1999, and the limited liquid resources as of December 31, 1999, the Operating Partnership's independent auditors included an explanatory paragraph in their auditors' report regarding certain going concern considerations to reflect these conditions (see the Report of Independent Certified Public Accountants and Note 2 of the Notes to Consolidated Financial Statements included herewith in Item 7). The completion of the Exchange Offering on April 7, 2000 has, in the opinion of management, provided the critical mass necessary for profitable operations. The Operating Partnership is negotiating with the firms owed accounts payable, and expects to receive extended payment terms and possible reductions of the amounts due. Distributions will be made as cash flow allows, but will be negatively impacted as the open accounts payable are reduced.

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

               Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                                Estimated Useful
                                                                 Lives (Years)
                                                                 -------------

                Building                                               30
                Leasehold improvements                                 10
                Furniture and fixtures                                  7
                Computer equipment and software                        3-5

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

     James H. Bownas is a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a then publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. In 1999, Lexford merged into, and has significantly operated as a division of, Equity Residential Trust, a publicly traded company. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions (none of which represented a material portion of Lexford's assets, liabilities, revenues or expenditures) with affiliates of the Managing Shareholder pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities.

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

                                 SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BARON CAPITAL PROPERTIES, L.P.

April 25, 2000                        By:  Baron Capital Trust, General Partner
                                      By:  /s/ Gregory K. McGrath
                                           ----------------------
                                           Gregory K. McGrath
                                           Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                     Date

/s/ Gregory K. McGrath     Chief Executive Officer            April 25, 2000
----------------------     (Principal Executive Officer)
Gregory K. McGrath