Form 10QSB
period 2000-03-31
BARON CAPITAL PROPERTIES LP
filed 2000-05-22
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


 (Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period ended ______________to________________



                        Commission file number 333-55753



                         Baron Capital Properties, L.P.
        (Exact name of small business issuer as specified in its charter)



             Delaware                                     31-1584691

    (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                    Identification No.)

                       Cooper Road, Cincinnati, Ohio 45242
                    (Address of principal executive offices)

                                 (513) 984-5001
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]    No [ ]

As of the date of this Report, the Registrant has outstanding 1,901,236 units of limited partnership interest ("Operating Partnership Units").

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        See following pages

                         BARON CAPITAL PROPERTIES, L.P.



                          INDEX TO FINANCIAL STATEMENTS




                                                                        PAGE
                                                                        ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statements of Cash Flows                                            F-4-F-5

   Notes to Financial Statements                                       F-6-F-14

                         BARON CAPITAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,          December 31,
                                                                                            2000                 1999
                                                                                         -----------         -----------
                                                                                         (Unaudited)
                                        ASSETS
Rental Apartments:
   Land                                                                                  $ 1,178,693         $ 1,178,693
   Depreciable property                                                                    6,189,095           6,189,095
                                                                                         -----------         -----------
                                                                                           7,367,788           7,367,788
   Less accumulated depreciation                                                           1,488,141           1,453,177
                                                                                         -----------         -----------
                                                                                           5,879,647           5,914,611

Investments in Partnerships                                                                  893,130             930,970

Cash and Cash Equivalents                                                                     47,850              27,552
Restricted Cash                                                                               80,786              52,089
Reimbursed Administrative Expenses Receivable, Affiliates                                     23,558              36,997
Other Receivables                                                                                 --               3,724
Due from Baron Capital Trust                                                                 276,085             296,010
Advances to Affiliates                                                                            --               5,141
Other Property and Equipment                                                                 137,055             134,981
Other Assets                                                                                 187,930             188,692
                                                                                         -----------         -----------
                                                                                         $ 7,526,041         $ 7,590,767
                                                                                         ===========         ===========

                           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                                     $ 4,263,480         $ 4,278,117
   Accounts payable and accrued liabilities                                                1,031,342           1,078,353
   Note payable                                                                              100,000             100,000
   Notes payable, affiliates                                                                  52,000              50,000
   Capital lease obligation                                                                   42,369              42,369
   Security deposits                                                                          43,066              40,308
                                                                                         -----------         -----------
         Total liabilities                                                                 5,532,257           5,589,147
                                                                                         -----------         -----------


Partners' Capital:
   General partner; issued and outstanding, 19,155 and 18,962 partnership units              (35,069)            (33,362)
   Limited partners; issued and outstanding, 1,896,316 and 1,877,246
   partnership units, of which 1,202,160 units are subject to escrow restrictions          2,028,853           2,034,982
                                                                                         -----------         -----------
         Total partners' capital                                                           1,993,784           2,001,620
                                                                                         -----------         -----------
                                                                                         $ 7,526,041         $ 7,590,767
                                                                                         ===========         ===========


            See notes to condensed consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three        Three
                                                           Months       Months
                                                           Ended        Ended
                                                          March 31,    March 31,
                                                            2000         1999
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
Revenues:
   Property:
      Rental                                             $ 267,668    $ 257,350
      Equity in net loss of unconsolidated partnership     (37,840)      (3,426)
   Interest and other income                                25,540       41,036
                                                         ---------    ---------
                                                           255,368      294,960
                                                         ---------    ---------

Real Estate Expenses:
   Depreciation                                             40,825       36,453
   Interest                                                 85,459       73,186
   Repairs and maintenance                                  25,809       17,476
   Personnel                                                 3,110       29,040
   Property taxes                                           19,904       20,596
   Property insurance                                        5,360        7,206
   Utilities                                                13,374       11,551
   Other                                                     5,675        9,214
                                                         ---------    ---------
                                                           199,516      204,722
                                                         ---------    ---------

Administrative Expenses:
   Personnel, including officer's compensation             159,618      272,661
   Professional services                                   161,120       44,335
   Other                                                   (40,000)      42,948
                                                         ---------    ---------
                                                           280,738      359,944
                                                         ---------    ---------

      Total expenses                                       480,254      564,666
                                                         ---------    ---------

Net Loss                                                 $(224,886)   $(269,706)
                                                         =========    =========

Net Loss Per Partnership Unit                            $   (0.12)   $   (0.16)
                                                         =========    =========


            See notes to condensed consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three            Three
                                                                                   Months           Months
                                                                                   Ended             Ended
                                                                                 March 31,         March 31,
                                                                                    2000              1999
                                                                                 ---------         ---------
                                                                                (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                      $(224,886)        $(269,706)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Equity in net loss of unconsolidated partnership                           37,840             3,426
         Credit for estimated fair value of services performed by officer           54,250                --
         Depreciation                                                               40,825            36,453
         Changes in operating assets and liabilities:
         (Increase) decrease in operating assets:
            Other receivables                                                        3,724              (988)
            Due from Baron Capital Trust                                                --            87,496
            Reimbursed administrative expenses receivable                           13,439                --
            Other assets                                                               762            22,920
          Increase (decrease) in operating liabilities:
            Accounts payable and accrued liabilities                               (47,011)          (96,418)
            Security deposits                                                        2,758                --
            Other liabilities                                                           --             2,529
                                                                                 ---------         ---------
               Net cash used by operating activities                              (118,299)         (214,288)
                                                                                 ---------         ---------

Cash Flows from Investing Activities:
   Investments in partnerships                                                          --          (673,000)
   Purchases of other property and equipment                                        (7,935)           (1,514)
   Repayment of advances to affiliates                                              25,066                --
   Increase in restricted cash                                                     (28,697)               --
                                                                                 ---------         ---------
               Net cash used in investing activities                               (11,566)         (674,514)
                                                                                 ---------         ---------



            See notes to condensed consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                  Three             Three
                                                                  Months            Months
                                                                  Ended             Ended
                                                                March 31,         March 31,
                                                                  2000              1999
                                                                ---------         ---------
                                                               (Unaudited)       (Unaudited)

Cash Flows from Financing Activities:
   Partners' capital contributions                                162,800           849,000
   Proceeds from notes payable, affiliates                          2,000                --
   Payments on mortgages payable                                  (14,637)           (9,908)
                                                                ---------         ---------
               Net cash provided by financing activities          150,163           839,092
                                                                ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents               20,298           (49,710)

Cash and Cash Equivalents, Beginning                               27,552           123,103
                                                                ---------         ---------

Cash and Cash Equivalents, Ending                               $  47,850         $  73,393
                                                                =========         =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                    $  85,459         $  73,186
                                                                =========         =========



            See notes to condensed consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Partnership's management. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for the period presented, have been made.

        Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's December 31, 1999 Form 10-KSB. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

        Organization

        Baron Capital  Properties,  L.P. (the  "Partnership"  or the  "Operating
        Partnership"), a Delaware limited partnership, is the operating partnership of Baron Capital Trust (the "Trust"). Together with the Trust, the Partnership constitutes a real estate company which has been organized to indirectly acquire equity interests in existing residential apartment properties located in the United States and to provide or acquire debt financing secured by mortgages on such types of property. The Partnership with the Trust intends to acquire, own, operate, manage and improve residential apartment properties for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets.

        In its proposed exchange offering, the Partnership intends to issue up to 2,500,000 units of limited partnership interest ("Units") in exchange for limited partnership interests owned by limited partners in real estate limited partnerships which own direct or indirect equity or debt interests in residential apartment properties. Holders of Units will have the right, exercisable at any time following the offering, to exchange all or a portion of their units into an equivalent number of Common Shares of beneficial interest in the Trust, subject to certain conditions described below.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Organization (Continued)

        In exchange for a cash capital contribution to the Partnership in 1998, the founders, Gregory K. McGrath and Robert S. Geiger (the "Original Investors"), were issued an amount of units which are exchangeable (subject to certain escrow restrictions) for a total of 19% of the Common Shares of the Trust (up to 1,202,160 Common Shares) outstanding after the completion of the exchange offering and the cash public offering being made by the Trust, on a fully diluted basis assuming that all then outstanding Units (other than those owned by the Trust) have been exchanged into an equivalent number of Common Shares.

        The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

NOTE 2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for 1999 and 1998, the Partnership incurred net losses of $2,641,250 and $1,108,870 and negative cash flows from operations of $555,711 and $955,156, respectively, and for the first quarter of 2000 had a net loss of $224,886 and has limited liquid resources as of March 31, 2000. The auditors' report for the year ended December 31, 1999 was modified to express substantial doubt as to the Partnership's ability to continue as a going concern.

        Management's plans to continue its operations and become profitable encompass the following:

        o The Trust plans to continue to raise capital through its Cash Offering, which has been extended to May 31, 2000 and also intends to make additional public or private offerings of common shares and/or Operating Partnership units within the 12 month period following the commencement of the proposed Exchange Offering, whose registration became effective on November 9, 1999.

        o The Partnership intends to continue to acquire rental properties using proceeds from the Trust's Cash Offering and in the Exchange Offering described in Note 5. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or Subordinate Mortgage Interest.
            Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels.

        Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. BASIS OF PRESENTATION (Continued)

        the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

        See Note 7 regarding the completion of the Exchange Offering on April 7, 2000 under which the Operating Partnership acquired additional interests in residential apartment properties.

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

        Officers' Compensation

        A founder of the Trust and the Partnership serves as Chief Executive Officer of the Trust, the Partnership and the managing shareholder of the Trust. He has agreed to serve as Chief Executive Officer for the first year in exchange for compensation in the form of common shares of the Trust or Units of the Operating Partnership in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. During the first quarter of 1999 and 2000 no shares of the Trust or units of the Partnership were issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $54,250 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for the first quarters of 1999 and 2000. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3. COMMITMENTS AND CONTINGENCIES (Continued)

        Officers' Compensation (Continued)

        The other founder of the Trust and Partnership serves as the Chief Operating Officer of the Trust, the Partnership and the managing shareholder of the Trust. His initial annual salary has been set at $100,000, in addition to benefits, and eligibility for participation in any common share option plan and bonus incentive compensation plan, which may be implemented by the Partnership.

NOTE 4. RELATED PARTY TRANSACTIONS

        Intercompany Line

        The Partnership has an intercompany line with the Trust, its general partner. The intercompany loan is due on demand and is non-interest bearing. The balance outstanding on the intercompany line was $296,010 as of December 31, 1999 and March 31, 2000.

        Reimbursed Administrative Expenses

        The Partnership shares certain administrative expenses with a number of other partnerships that are related to the Partnership by means of a common person who is the sole stockholder and officer of the general partner of these partnerships and an officer of the general partner of the Partnership. These administrative expenses are allocated as described below, and the allocated expenses are reimbursed to the Partnership by these other partnerships. The allocation of the costs was determined based upon an analysis of those administrative costs directly associated with or reasonably allocated to the activities of each entity. Personnel costs were allocated based upon estimates of the time devoted by individual employees to each entity's activities on a monthly basis. Other administrative costs were allocated on a direct basis to the extent practicable, and the balance on a pro rata basis. In the opinion of management, the method used to allocate costs to all of the entities was considered to be reasonable under the circumstances.

        During the three months ended March 31, 2000 and 1999, the Partnership was reimbursed approximately $206,174 and $196,000, respectively, for administrative expenses, which have been presented as reductions of the specific related category of administrative expenses in the accompanying financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5. PARTNERS' CAPITAL

        Partners' Capital Contributions

        During the three months ended March 31, 2000, the Partnership issued 19,070 units of limited partnership interest to the Trust at $7.65 per unit based upon net proceeds of $145,800 from the Cash Offering.

        In addition, the Partnership issued to the Trust 193 general partner units during the three months ended March 31, 2000 as an allocation to adjust the general partner interest to 1% of the total outstanding Partnership units. This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner units for accounting purposes.

        Exchange Offering

        The Partnership has filed a registration statement on Form S-4 with the Securities and Exchange Commission covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Securities Act of 1933, as amended (the "Act") ("Exchange Offering").

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5. PARTNERS' CAPITAL (Continued)

        Exchange Offering (Continued)

        See Note 7 regarding the completion of the Exchange Offering on April 7, 2000 under which the Operating Partnership acquired additional interests in residential apartment properties.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5. PARTNERS' CAPITAL (Continued)

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

        After the exchange with the limited partners and assignment of economic rights of the general partner, the Partnership will control the participating Exchange Partnerships by virtue of its ownership of at least 90% of the limited partnership interests therein, which will provide the Partnership the ability to remove the general partner under the provisions of the limited partnership agreements that limited partners holding over 50% of total partnership interest have the right to remove the general partner.

        Based upon the total Common Shares outstanding as of March 31, 2000, the
        Original   Investors   would  be  entitled  to  exchange  their  limited
        partnership units for a net amount of 162,826 Common Shares.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  NET LOSS PER UNIT

        The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

        Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for both the three months ended March 31, 2000 and 1999.

        The components used in calculating basic net loss per unit are as follows:

                                                           Weighted
                                                            Average       Loss
                                              Net Loss       Units      Per Unit
                                              --------       -----      --------
        Three Months Ended March 31, 2000    $( 224,886)   1,902,854     $(.12)
                                              =========    =========     =====

        Three Months Ended March 31, 1999    $( 269,706)   1,720,263     $(.16)
                                              =========    =========     =====


NOTE 7. COMPLETION OF EXCHANGE OFFERING

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  COMPLETION OF EXCHANGE OFFERING (Continued)

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Properties, L.P. (the "Registrant" or the "Operating Partnership") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

          Forward-looking Statements

          This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Registrant's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Registrant's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Registrant does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

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

          In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share (maximum proceeds of $25,000,000) ("Cash Offering"). The Cash Offering is scheduled to terminate on May 31, 2000. The Trust has contributed and will continue to contribute to the Operating Partnership the net cash proceeds from the issuance of Common Shares in exchange for an equivalent number of Operating Partnership Units. As of May 12, 2000, the Trust had sold and/or issued to the public 699,066 Common Shares, and the Trust intends to continue to sell Common Shares through the termination of the Cash Offering. As of that date, the Trust owned 699,076 Operating Partnership Units, representing approximately 37 % of the then outstanding Units.

          The Trust, indirectly through the Operating Partnership, intends to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. The Operating Partnership started acquiring interests in properties including the entire limited partnership interests in Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; and Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998. In July 1998 it acquired a limited partnership interest in 13 real estate limited partnerships managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust and the Operating Partnership).

          During 1998 and 1999, the Trust acquired limited partnership interests in Alexandria Apartments which totaled 40% as of December 31, 1999 and remained unchanged as of March 31, 2000. The Alexandria Apartments are a 168-unit residential apartment property under construction in
          Alexandria, Kentucky. Ninety-six of the 168 residential units (approximately 57%) have been completed as of March 31, 2000 and are in the rent-up stage. Eighty-seven of the completed units have been rented. The Trust has also entered into an agreement under which, subject to certain conditions, it will acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction.

          In addition, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,434,274 registered units of limited partnership interest in the Operating Partnership ("Operating Partnership Units" or "Units") (with an initial assigned value of $24,342,740) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. Holders of Operating Partnership Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions.

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

          Operations for the Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999 and Consolidated Balance Sheets as of March 31, 2000 Compared to December 31, 1999

          Total Assets for the Operating Partnership at March 31, 2000 were $7,526,041, representing a 1% decrease in Total Assets of $64,726 compared to December 31, 1999. The decrease was principally due to depreciation. Total Liabilities for the Operating Partnership at March 31, 2000 were $5,532,257, representing a 1% decrease in Total Liabilities of $56,890 compared to December 31, 1999. This decrease resulted principally from reductions in accounts payable. Partners' Capital for the Operating Partnership at March 31, 2000 was $1,993,784, representing a less than 1% decrease in Partners' Capital of $7,836 compared to December 31, 1999. The decrease was principally due to the net loss of $224,886 for the quarter.

          Revenues for the Operating Partnership in the quarter ended March 31, 2000 were $255,368, representing a 13% decrease in Revenues of $39,592 compared to the quarter ended March 31, 1999. Real Estate Expenses for the properties owned by the Operating Partnership in the quarter ended March 31, 2000 were $199,516, representing a 3% decrease in Real Estate Expenses of $5,206 compared to the quarter ended March 31, 1999. The decrease in Revenues and Real Estate Expenses was principally due to increased equity in the loss of Alexandria Apartments, which is accounted for on the equity method, and decreased personnel costs, respectively. Administrative Expenses in the quarter ended March 31, 2000 were $280,738, representing a 22 % decrease in Administrative Expenses of $79,206 compared to the quarter ended March 31, 1999. The decrease in Administrative Expenses was principally due to reduced personnel costs, offset by an increase in professional services.

          Liquidity and Capital Resources

          Net Cash Used by Operating Activities in the quarter ended March 31, 2000 was $118,299, representing a 45% decrease in Net Cash Used by Operating Activities of $95,989 compared to the quarter ended March 31, 1999. The decrease in Net Cash Used by Operating Activities was principally due to lower reductions in accounts payable and not incurring any amounts due from Baron Capital Trust. Net Cash Used in Investing Activities in the quarter ended March 31, 2000 was $11,566, representing a 98% decrease in Net Cash Used by Investing Activities of $662,948 compared to the quarter ended March 31, 1999. The decrease in Net Cash Used by Investing Activities was principally due to investments made in the Alexandria Apartments during the first quarter of 1999 which were not repeated in the quarter ended March 31, 2000. Cash Flow from Financing Activities in the quarter ended March 31, 2000 was $150,163, representing a 82% decrease in Cash Flow from Financing Activities of $ 688,929 compared to the quarter ended March 31, 1999. The decrease in Cash Flow from Financing Activities was principally due to reduced sales of common shares in the Trust's Cash Offering.

          The Operating Partnership expects to continue receiving Partners' capital contributions under the Trust's Cash Offering pursuant to its current prospectus dated June 11, 1999, as it may be amended or supplemented, until the termination date of the offering, presently scheduled to be May 31, 2000. As of May 12, 2000, the Operating Partnership has received Partners' capital contributions of $5,400,540. The Operating Partnership will use the future net cash proceeds of the Cash Offering, unissued units of limited partnership interest in the Operating Partnership or a combination of net cash proceeds and unissued units to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

          Because of the net losses of $2,641,250 and $1,108,870 in 1999 and 1998, respectively; the $975,305 in accounts payable owed to professionals in connection with the Exchange Offering as of December 31, 1999, and the limited liquid resources as of December 31, 1999, the Operating Partnership's independent auditors included an explanatory paragraph in their auditors' report to reflect a going concern contingency. The completion in April 2000 of the Exchange Offering described above has, in the opinion of management, provided the critical mass necessary for profitable operations. The Operating Partnership is negotiating with the firms who are owed accounts payable, and expects to receive extended payment terms and possible reductions of the amounts due. Distributions will be made by the Operating Partnership as cash flow allows, but will be negatively impacted as the open accounts payable are reduced.

          The Trust and the Operating Partnership intend to continue to acquire similar property interests using proceeds from the Trust's Cash Offering, securities of the Trust and the Operating Partnership, including Common Shares and Units, and available operating cash flow and financing from other sources.

          The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or subordinated mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

          The target metropolitan markets and sub-markets have benefited in recent periods from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Consequently, rental rates for residential apartment units have increased at or above the inflation rate for the last two years and are expected to continue to experience such increases for the next 18 months based on market statistics made available to management of the Operating Partnership in terms of occupancy rates, supply, demographic factors, job growth rates and recent rental trends. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally increased at approximately the rate of inflation for the past three years and are expected to increase at the rate of inflation for the next 18 months. Changes in interest rates are not expected to materially impact operations, because the majority of the real estate mortgages have fixed interest rates, as do all of the inter-company loans.

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

          Generally, there are no seasonal aspects of the operations of the Trust or the Operating Partnership which might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange

          Offering has had an average occupancy rate of 88% for nine months of the year and 61% for the remaining three months of the year.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Registrant is a claimant in the Georgia Pacific class action lawsuit. It is not a party to any other legal proceeding.


Item 2.   Changes in Securities and Use of Proceeds


          Not Applicable

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27--Financial Data Schedule.

          (b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this Report is filed.

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2000

                                      BARON CAPITAL PROPERTIES, L.P.

                                      By: Baron Capital Trust, General Partner

                                      By: /s/  Gregory K. McGrath
                                          -----------------------
                                          Gregory K. McGrath
                                          Chief Executive Officer

                                      By: /s/  Mark L. Wilson
                                          -----------------------
                                          Mark L. Wilson
                                          Chief Financial Officer