Form 10QSB
period 2000-06-30
BARON CAPITAL PROPERTIES LP
filed 2000-12-22
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                    7826 Cooper Road, Cincinnati, Ohio 45242

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

         Yes  [_]    No [X]

As of the date of this Report, the Registrant has outstanding 3,909,347 units of limited partnership interest ("Operating Partnership Units").

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

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statement of Partners' Capital                                           F-4

Statement of Cash Flows                                                  F-5

Notes to Financial Statement                                          F-6 - F-15

                         BARON CAPITAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 2000


                                     ASSETS
                                                      June 30,      December 31,
                                                        2000           1999
                                                        ----           ----
Assets:                                              (Unaudited)
Rental Apartments:
  Land                                              $  7,318,862   $  1,178,693
  Depreciable property                                32,249,572      6,189,095
                                                    ------------   ------------
                                                      39,568,434      7,367,788
  Less accumulated depreciation                       (6,414,750)    (1,453,177)
                                                    ------------   ------------
                                                      33,153,684      5,914,611

Investment In Partnerships                             4,277,247        930,970

Cash and Cash Equivalents                                124,166         27,552
Restricted Cash                                          762,969         52,089
Accrued Interest Receivable, Affiliate                 1,338,564         36,997
Other Receivables                                        113,798          3,724
Due from Baron Capital Trust                             305,998        296,010
Advances to Affiliates                                 6,230,192          5,141
Other Property and Equipment                             281,221        134,981
Other Assets                                             802,953        188,692
                                                    ------------   ------------
                                                    $ 47,390,789   $  7,590,767
                                                    ============   ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                   25,203,107      4,278,117
  Accounts payable and accrued liabilities             1,909,297      1,078,353
  Note payable                                           190,000        100,000
  Notes payable, affiliates                            3,778,779         50,000
  Capital lease obligation                                40,775         42,369
  Security deposits                                      227,067         40,308
                                                    ------------   ------------
      Total liabilities                               31,349,026      5,589,147
                                                    ------------   ------------


Commitments, Contingencies, Subsequent Events
and Other Matters                                             --             --

Minority Partners                                        536,900             --
                                                    ------------   ------------

Partners' Capital:
  General Partner; issued and outstanding, 39,488 and 18,962 as of June 30, 2000 and December 31, 1999 respectively,
       partnership units                                (129,590)       (33,362)
  Limited Partners; issued and outstanding,
       3,909,347 and 1,877,246 as
       of June 30, 2000 and December 31, 1999
       respectively, partnership units of which
       757,746 are subject to escrow restrictions     15,634,453      2,034,982
                                                    ------------   ------------
       Total partners' capital                        15,504,863      2,001,620
                                                    ------------   ------------
                                                    $ 47,390,789   $  7,590,767
                                                    ============   ============


                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Six Months Ended June 30, 2000 and June 30, 1999

                                                                     Six               Six              Three             Three
                                                                   Months            Months             Months            Months
                                                                    Ended             Ended             Ended             Ended
                                                                  June 30,          June 30,           June 30,          June 30,
                                                                    2000              1999              2000              1999
                                                                    ----              ----              ----              ----
                                                                 (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenue:
  Property:
     Rental                                                      $  1,744,414      $    512,133      $  1,477,091      $    254,783
     Equity in net loss of unconsolidated partnership                 (78,994)          (29,093)          (41,154)          (25,667)
  Interest and other income                                           368,479            79,140           342,939            38,104
                                                                 ------------      ------------      ------------      ------------
                                                                    2,033,899           562,180         1,778,876           267,220
                                                                 ------------      ------------      ------------      ------------

Real Estate Expenses:
  Depreciation                                                        319,217            72,907           278,392            36,454
  Interest                                                            660,580           144,491           575,121            71,305
  Repairs and maintenance                                             237,806            37,726           211,997            20,250
  Personnel                                                           440,451            57,471           423,779            28,431
  Property Taxes                                                      151,027            41,276           131,123            20,680
  Property Insurance                                                   38,030            10,718            32,670             3,512
  Utilities                                                           185,657            29,601           172,283            18,050
  Other                                                               209,751           131,570           203,891           122,356
                                                                 ------------      ------------      ------------      ------------
                                                                    2,242,519           525,760         2,029,256           321,038
                                                                 ------------      ------------      ------------      ------------

Administrative Expenses:
  Personnel, including officers' compensation                         535,461           369,372           375,843            96,711
  Professional services                                               249,539           244,663            88,419            33,169
  Other                                                               283,950            68,068           306,446            25,120
                                                                 ------------      ------------      ------------      ------------
                                                                    1,068,950           682,103           770,708           155,000
                                                                 ------------      ------------      ------------      ------------

Provision for Property Impairment                                   8,356,638                --         8,356,638                --
                                                                 ------------      ------------      ------------      ------------

     Total expenses                                                11,668,107         1,207,863        11,156,602           476,038
                                                                 ------------      ------------      ------------      ------------


Net Loss                                                         $ (9,634,208)     $   (645,683)     $ (9,377,726)     $   (208,818)
                                                                 ============      ============      ============      ============

Net Loss per Unit Basic and Diluted                              $      (3.39)     $      (0.36)     $      (2.47)     $      (0.11)
                                                                 ============      ============      ============      ============

Weighted Average Number of Units Outstanding                        2,841,809         1,787,878         3,789,877         1,836,939
                                                                 ============      ============      ============      ============


                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L. P.

                                  CONSOLIDATED
                         STATEMENTS OF PARTNERS' CAPITAL
                     For the Six Months Ended June 30, 2000


                                                                 General Partner               Limited Partners
                                                                 ---------------               ----------------
                                                           Units           Amount          Units           Amount          Total
                                                       ------------    ------------    ------------    ------------    ------------

Partners' Capital, December 31, 1999                         18,962    $    (33,362)      1,877,246    $  2,034,982    $  2,001,620

Capital Contributions - Trust                                   273          26,990         230,118         230,118
  Net loss                                                       --         (97,315)             --      (9,536,893)     (9,634,208)
  Credit for estimated fair value of services
     performed by officer                                        --           1,087              --         107,163         108,250
  Exchange Units issued net, (see Note 6,
   Exchange Offering)                                        24,742              --       2,449,525      22,799,083      22,799,083
  Adjustment officer escrow                                  (4,489)             --        (444,414)             --              --
                                                       ------------    ------------    ------------    ------------    ------------


Partners' Capital, June 30, 2000 (Unaudited)                 39,488    $   (129,590)      3,909,347    $ 15,634,453    $ 15,504,863
                                                       ============    ============    ============    ============    ============


                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2000


                                                                                                       Six Months Ended June 30,
                                                                                                     2000                   1999
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                                      $(9,634,208)           $  (645,683)
   Adjustments to reconcile net loss to net cash
           used by operating activities:
         Provision for officer's compensation                                                        108,250                     --
         Depreciation                                                                                319,217                 94,721
         Equity in net loss of unconsolidated partnership                                             78,994                 29,093
         Recognition of Provision for Impairment                                                   8,356,638
         (Increase) Decrease in operating assets:
            Other receivables                                                                       (110,074)                35,801
            Reimbursed administrative expenses receivable                                             36,997                 38,476
            Other assets                                                                             122,343                (51,102)
         Increase (Decrease) in operating liabilities:
            Accounts payable and accrued liabilities                                                  94,341                236,672
            Security deposits                                                                        186,758                   (840)
                                                                                                 -----------            -----------
               Net cash used by operating activities                                                (440,744)              (262,862)
                                                                                                 -----------            -----------

Cash Flows from Investing Activities:
   Investment in partnerships                                                                          9,318               (885,000)
   Cash distributions from partnerships                                                              357,260                 27,000
   Purchases of other property and equipment                                                        (146,240)                (1,514)
   Increase in Restricted Cash                                                                       (40,664)              (113,166)
   Advances to affiliates                                                                             27,109                249,914
                                                                                                 -----------            -----------
               Net cash provided by (used in) investing activities                                   206,783               (722,766)
                                                                                                 -----------            -----------

Cash Flows from Financing Activities:
   Partners' capital contributions                                                                   230,118              1,074,000
   Distributions paid                                                                                     --                (65,000)
   Proceeds from mortgage financing                                                                       --                273,499
   Proceeds from notes payable affiliates                                                             89,141               (275,000)
   Proceeds from note payable                                                                         90,000                     --
   Payments on mortgages payable                                                                     (77,090)               (22,141)
   Payments on capital lease obligation                                                               (1,594)                    --
   Other                                                                                                  --                 20,000
                                                                                                 -----------            -----------
               Net cash provided by financing activities                                             330,575              1,005,358
                                                                                                 -----------            -----------

Net Increase in Cash and Cash Equivalents                                                             96,614                 19,730

Cash and Cash Equivalents, Beginning                                                                  27,552                 77,724
                                                                                                 -----------            -----------

Cash and Cash Equivalents, Ending                                                                $   124,166            $    97,454
                                                                                                 ===========            ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest                                                    $   660,580            $   144,491
                                                                                                 ===========            ===========

                See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the six and three months ended June 30, 2000 and 1999, the statement of partners' capital for the six months ended June 30, 2000, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Partnership's management. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for the period presented, have been made. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

        Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's December 31, 1999 Form 10-KSB.

         Organization

         Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership, is the operating partner of Baron Capital Trust (the "Trust"). Together with the Trust, the Partnership constitutes a real estate company which has been organized to indirectly acquire equity interests in existing residential apartment properties located in the United States and to provide or acquire debt financing secured by mortgages on such types of property. The Partnership, with the Trust, intends to acquire, own, operate, manage and improve residential apartment properties for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets.

         The Trust, as General Partner of the Partnership, is authorized to cause the Partnership to issue additional limited partnership interests ("Units") in the Partnership for any purpose of the Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by unit holders into an equivalent number of common shares of beneficial interest ("Common Shares") in the Trust, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        As described below, in exchange for a cash capital contribution and other consideration paid to the Partnership in 1998, the founders, Gregory K. McGrath and Robert S. Geiger (the "Original Investors"), were issued an amount of Units which are exchangeable (subject to certain escrow restrictions) for a total of 19% of the Common Shares of the Trust (up to 1,202,160 Common Shares) outstanding after the completion of the Partnership's Exchange Offering described further below and the cash public offering completed by the Trust in May 2000, on a fully diluted basis assuming that all then outstanding Units (other than those owned by the Trust) have been exchanged into an equivalent number of Common Shares.

        The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

NOTE 2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For six months ended June 30, 2000 and the year ended December 31, 1999 the Partnership incurred net losses of $9,634,208 and $2,641,250 and negative cash flows from operations of $440,744 and $555,711. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt as to the Partnership's ability to continue as a going concern.

        Management's plans to continue its operations and become profitable encompass the following:

        o The Trust plans to attempt to raise capital through additional public or private offerings of Common Shares and/or Operating Partnership Units within the next 12 months.

        o The Partnership intends to continue to acquire rental properties with proceeds from any future public or private offering of Common Shares and/or Partnership Units. The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or Subordinate Mortgage Interest. Operating results in respect of equity interests will be substantially influenced by the demand and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and Operating Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

        o The Partnership intends to review its entire portfolio of properties to determine the potential for restructuring and refinancing various first mortgage loans and to evaluate certain properties for possible sale due to recent performance that negatively impacts overall operating results. The Partnership will also explore possible business combinations with other apartment owners to facilitate continued growth.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        o The Partnership will also negotiate with the firms who are owed accounts payable for services performed in connection with the Exchange Offering in order to extend payment terms and, where possible, to reduce the amounts due.

        See Note 6 regarding the completion of the Exchange Offering on April 7, 2000 under which the Trust, through the Operating Partnership, acquired additional interests in residential apartment properties.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which has been deferred by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amended by the issuance in June 2000 of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

        Historically, the Operating Partnership has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Operating Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4. COMMITMENTS AND CONTINGENCIES

        Officers' Compensation

          A founder of the Trust and the Partnership serves as Chief Executive Officer of the Trust and President of the managing shareholder of the Trust. He agreed to serve as Chief Executive Officer of the Trust for the first year in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 Common Shares or Units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. During 1999, and the first and second quarters of 2000 no shares of the Trust or units of the Partnership were issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $108,250 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for the first two quarters of 2000. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

          The other founder of the Trust and Partnership serves as the Chief Operating Officer of the Trust, the Partnership and the managing shareholder of the Trust. His initial annual salary has been set at $100,000, in addition to benefits, and eligibility for participation in any common share option plan and bonus incentive compensation plan, which may be implemented by the Partnership.

NOTE 5. RELATED PARTY TRANSACTIONS

        Intercompany Line

          The Partnership has an intercompany line with the Trust, its general partner. The intercompany loan is due on demand and is non-interest bearing. The balance outstanding on the intercompany line as of June 30, 2000 was $305,998 and $296,010 as of December 31, 1999.

        Accrued Interest Receivable, Affiliates

          Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6. Partners' Capital." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000 the Operating Partnership was due $1,338,564 on these notes.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6. PARTNERS' CAPITAL

        Partners' Capital Contributions

          During the six months ended June 30, 2000, the Partnership issued 26,990 Units of limited partner interest to the Trust at $8.53 per unit based upon net proceeds of $230,118.

          In addition, the Partnership issued to the Trust 25,015 general partner Units during the six months ended June 30, 2000 as an allocation to adjust the general partner interest to 1% of the total outstanding Partnership Units. This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner Units for accounting purposes.

        Exchange Offering

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust, a principal unitholder of the Operating Partnership, and the President, sole stockholder and sole director of the Managing Shareholder of the Trust.

          Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the Exchange Partnerships and; Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the Exchange Offering. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

      Operating Partnership Limited Partnership Units

        In connection with the formation of the Trust and the Operating Partnership, their two founders (the "Original Investors") each subscribed for 601,080 Units of limited partnership interest in the Operating Partnership (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by the Original Investors represented 19% of the maximum Common Shares that would have been outstanding following the completion of the Cash Offering and the Exchange Offering, assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The Original Investors deposited the Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

        The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of Units subscribed for by the Original Investors represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis, each of the Original Investors would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, is necessary to accurately reflect the number of Units held by the Original Investors.

        The fair value of the Units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' Units are

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

        Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering; agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in the Exchange Partnerships; and, in order to permit management by the Operating Partnership of the properties owned by the Exchange Partnerships, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

        Following the Exchange Offering, the Operating Partnership controls all of the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provides the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreement pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

      Distributions

        There were no distributions in the six months ended June 30, 2000.

NOTE 7. NET LOSS PER UNIT

        The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

        Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for both the three and six months ended June 30, 2000 and 1999.

        The components used in calculating basic net loss per unit are as follows:

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                           Weighted
                                                            Average       Loss
                                              Net Loss       Units      Per Unit
                                              --------     ---------    --------

        Three Months Ended June 30, 2000    $(9,377,726)   3,789,877     $(2.47)

        Three Months Ended June 30, 1999      $(208,818)   1,836,939     $(0.11)

        Six Months Ended June 30, 2000      $(9,634,208)   2,841,809     $(3.39)

        Six Months Ended June 30, 1999        $(645,683)   1,787,878     $(0.36)

NOTE 8. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        The unaudited pro forma condensed consolidated statements of operation have been prepared assuming that the Exchange Offering had been fully subscribed as of January 1, 2000.

        The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been assuming the completion of the described transaction at the beginning of the period indicated, nor does it purport to project the Operating Partnership's results of operations for any future period.

                                                           Unaudited Pro Forma
                                                          Condensed Consolidated
                                                         Statements of Operations
                                                         For the Six Months ended
                                                               June 30, 2000

                                        Statement of
                                        Operations as            Pro Forma
                                      of June 30, 2000           Adjustments         Pro Forma
                                      ----------------           -----------         ---------
        Total Revenues                         $2,034,000       $1,486,000(1)         $3,520,000

        Cost and Expenses                       3,311,000        1,350,000(2)          4,661,000

        Non-Recurring Expense                   8,357,000       (8,357,000)(3)

        Net Income (loss)                     ($9,634,000)                           ($1,141,000)

        Weighted Average Number of
        Partnership Units                       2,841,809                              2,841,809

        Net Loss Per Unit                         ($3.39)                                ($0.40)

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      Pro Forma Adjustments

        The unaudited pro forma condensed consolidated financial statements represent the acquisition of the Exchange Partnerships, which will be accounted for under the purchase method of accounting. The Trust has estimated the adjustments necessary to allocate the aggregate purchase price over the recorded book value of these partnerships. Such allocations are subject to final determination based upon valuations provided by the Trust and other valuations of fair value as if the acquisitions were effective January 1, 2000. Therefore, the allocations reflected in the unaudited pro forma condensed consolidated financial statements may differ from amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the unaudited pro forma financial statements.

        Pro forma depreciation for the period ended June 30, 2000 is based upon assets at fair value at January 1, 2000; primarily based upon 30-year asset lives.

        Summary pro forma adjustments to present comparative per share data assume that the Exchange Offering had been consummated January 1, 2000 (assumes Units outstanding for entire period). The escrowed Units owned by the Original Investors are not included in the pro forma computation of basic loss per share because there is no assurance that the Units will be released from escrow and their inclusion would be antidilutive.

        The pro forma adjustments detailed above are as follows:

        1) The Exchange Partnerships provide an additional $1.4 million in revenue if assumed to have been included from January 1, 2000.

        2) The Exchange Partnerships incur an additional $1.35 million in expenses if assumed to have been included from January 1, 2000.

        3) A one-time Provision for Property Impairment of $8.4 million was recognized at the end of the second quarter to account for the excess of the exchanged value over the estimated equity value of the Exchange Partnerships.

NOTE 9. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 13 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships, which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


              Land and Depreciable Property                   $32,474,270
              Accrued Interest - Affiliate                      1,338,564
              Advances to Affiliates                            6,048,286
              Other Assets                                        736,604
                                                              -----------
              Total Assets                                    $40,597,724


             Mortgages Payable                                $19,725,536
             Notes Payable - Affiliate                          3,639,638
                                                              -----------
             Total Liabilities                                $23,365,174
                                                              ===========
             Equity                                           $17,232,550
                                                              ===========

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

        The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The Trust has elected to be taxed as a real estate investment trust for federal income tax purposes. The Trust is managed by Baron Advisors, Inc., a Delaware corporation (the "Managing Shareholder").

        In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share (maximum proceeds of $25,000,000) ("Cash Offering"). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares, for total cash proceeds of $7,020,763. The Trust has contributed to the Operating Partnership the net cash proceeds from the issuance of Common Shares in exchange for an equivalent number of units of limited partnership interest in the Operating Partnership ("Operating Partnership Units" or "Units"). As of December 15, 2000, the Trust also owned 546,786 Operating Partnership Units, representing approximately 14.0% of the then outstanding Units.

        The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; and Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) and 13 properties acquired as part of the Exchange Offering (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory
        K. McGrath (a founder and Chief Executive Officer of the Trust and founder of the Operating Partnership), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

        During 1998 and 1999, the Trust acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property under construction in Alexandria, Kentucky. As of June 30, 2000, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 107 units have been rented. In September 2000, the Alexandria Partnership entered into an agreement to sell the Alexandria Property in exchange for $510,000 cash, record title to 20 acres of undeveloped property located in Vero Beach, and the assumption by the contemplated purchaser of the existing first mortgage loan secured by a first mortgage on the Alexandria Property with a principal balance as of October 31, 2000 of $8,650,000. If the sale, which is subject to certain closing conditions, is completed, the Operating Partnership will receive 40% of the net proceeds and other consideration payable to the Alexandria Partnership.

        In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

        In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or approximately $6,000,000) of existing long-term construction financing provided by KeyBank National Association ("KeyBank") in respect of the Burgundy Hills Property. As of December 15, 2000, approximately $5,300,000 of the loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 9.25%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

        In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner and developer of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank has indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan. The Borrower anticipates completion of the refinancing in the first quarter of 2001.

        In addition, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The

        Exchange Partnerships directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States.

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

        Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Mr. McGrath.

        Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

        Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

        Due to the completion of the Exchange Offering the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. During the six months ended June 30, 2000, total assets increased to $47.4 million while liabilities increased to $31.3 million. As mentioned above the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.6 million, which are subject to $25.2 million in first mortgage debt.

        Partners' capital increased to $15.5 million due to the issuance in the Exchange Offering of more than 2.4 million Units with an initial assigned value of $24.5 million reduced by a one-time write off charge of $1.7 million (which represents any unamortized loan costs recorded on the Exchange Partnerships books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss for the six months ended June 30, 2000 of $9.6 million.

        Operations for the Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

        Revenues, real estate expenses and administrative expenses all increased substantially for the six months ended June 30, 2000 in comparison to the six months ended June 30, 1999 due to the completion of the Exchange Offering mentioned above and the addition of the 26 Exchange Properties and their related operating costs.

        The Operating Partnership recognized a one-time charge of $8.4 million to operations as a Provision for Property Impairment. This provision is the result of writing off the excess of the exchanged value of the Exchange Partnerships over the estimated equity value of the Exchange Properties. The equity value is calculated by reducing the appraised value of the Exchange Properties by any mortgages or interest payables due on the Exchange Properties.

        Liquidity and Capital Resources

        Net cash used in operating activities in the six months ended June 30, 2000 was ($440,744) compared to ($262,862) in the six months ended June 30, 1999. The change is due to the recognition of additional net loss over the six months ended June 30, 1999 offset by increases in certain liabilities and decreases in certain assets.

        Net cash provided by investing activities in the six months ended June 30, 2000 was $206,783 compared to net cash used in investing activities of ($722,766) in the six months ended June 30, 1999. The increase in cash for 2000 was due primarily to an increase in cash distributions from the Exchange Partnerships and a decrease in investments in partnerships.

        Net cash provided by financing activities for the six months ended June 30, 2000 was $330,575 compared to $1,005,358 for 1999. The decrease in cash was due to a decrease in partners' capital contributions with the expiration of the Cash Offering in May, 2000.

        The Operating Partnership paid $660,580 towards mortgage and other interest during the six months ended June 30, 2000 compared to $144,491 in the six months ended June 30, 1999 due to the addition of the Exchange Properties and increase in mortgage debt.

        Since inception, the Trust has contributed to the Operating Partnership net cash proceeds of $5,467,858 from the issuance of Common Shares in the Cash Offering in exchange for an equivalent number of Units in the Operating Partnership. Approximately $230,000 of such amount was contributed in the first six months of 2000. The Trust is the sole general partner of the Operating Partnership and, as of December 15, 2000, owned 546,786 Operating Partnership Units, representing approximately 14.0% of the then outstanding Units.

        Because of the net loss of $2,641,250 incurred by the Operating Partnership in the period ended December 31, 1999, and the $975,305 in accounts payable owed to professionals in connection with the Exchange Offering as of December 31, 1999, and its limited liquid resources as of December 31, 1999, the Operating Partnership's independent auditors qualified their auditors' report to reflect a going concern contingency.

        The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provided the critical mass necessary for profitable operations. The Trust is negotiating with the firms who are owed accounts payable in order to extend payment terms and, where possible, reduce the amounts due. Distributions will be made by the Operating Partnership as cash flow allows, but will be negatively impacted until the open accounts payable are reduced. Management does not anticipate that the Operating Partnership will make distributions to its unit holders for the next several quarters.

        The Trust and the Operating Partnership intend to use securities of the Trust and the Operating Partnership (including Common Shares and Units), proceeds from future sales of such securities, and available operating cash flow and financing from other sources to acquire interests in additional residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

        The operating results of the Trust and the Operating Partnership will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or debt interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Trust and the Operating

        Partnership will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

        The Operating Partnership believes that known trends, events or uncertainties that will or are reasonably likely to affect the short-term and long-term liquidity and current and future prospects of the Trust and the Operating Partnership include the performance of the economy and the building of new apartment communities. Although the Operating Partnership cannot reliably predict the effects of these trends, events and uncertainties on the property investments of the Trust and the Operating Partnership as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.

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

        Subject to the foregoing discussion, management believes that the Trust and the Operating Partnership have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Operating Partnership believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Trust and the Operating Partnership intend to investigate making an additional public or private offering of Common Shares and/or Units during the next 12 months.

        As part of the ongoing operations of the Operating Partnership, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance has materially negatively impacted the Operating Partnership's operating results are being evaluated for possible sale. Certain of these properties have been listed for sale. The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing its Common Shares on a recognized securities exchange. Additional size would also give the Operating Partnership the operating margin necessary to support its valuable management team that is believed necessary for its long-term growth.

        The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months.

        In an effort to increase profitability, the Operating Partnership has also entered into agreements with WaKuL, Inc. (formerly Rapid Transmit Technology, Inc.), a provider of integrated communications services to owners, property managers and residents of residential apartment properties, including discounted local and long distance phone service, digital cable TV, high speed Internet access, monitored security systems, utility sub-metering and various property management services. WaKuL will provide these services at no capital cost to the Operating Partnership, and has entered into revenue sharing relationships with the Operating Partnership. (WaKuL is an affiliate of the Operating Partnership by virtue of the overlapping management and ownership capacities in the Trust, the Operating Partnership and WaKuL of Gregory
        K. McGrath, a founder of the Trust, the Operating Partnership and Wakul.) The WaKuL services are expected to provide the Operating Partnership's properties with a significant marketing advantage over its competitors, and to provide significant rental and other revenues that the properties otherwise would not have generated.

        Year 2000

        The computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and the Trust and the Operating Partnership believe that such systems are year 2000 compatible. The Trust and the Operating Partnership have not experienced any material year 2000 problems so far in 2000. It is possible, however, that the computer systems of the Trust and the Operating Partnership and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Trust and the Operating Partnership have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which software the supplier has represented to be year 2000 compliant. The Trust and the Operating Partnership believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.

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


              Not Applicable

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)

              Exhibit Number   Description
              --------------   -----------

                        3.1 Certificate of Limited Partnership of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form S-4 Registration Statement of the Registrant filed with the Securities and Exchange Commission on June 2,
                                1998).

                        3.2 Agreement of Limited Partnership of Baron Capital Properties, L.P. dated as of May 15, 1998 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Form SB-2 Registration Statement of Baron Capital Trust filed with the Securities and Exchange Commission on May 15, 1998 (Registration No. 333-35063)).

                        27     Financial Data Schedule


(b) The Registrant did not file any Current Reports on Form 8-K during the quarter for which this Report is filed.

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 20, 2000

                             BARON CAPITAL PROPERTIES, L.P.

                             By: Baron Capital Trust, General Partner

                             By: /s/  Gregory K. McGrath
                                 ------------------------------------
                                      Gregory K. McGrath
                                      Chief Executive Officer

                             By: /s/  Mark L. Wilson
                                 ------------------------------------
                                      Mark L. Wilson
                                      Chief Financial Officer