Form 10QSB/A
period 2000-06-30
BARON CAPITAL PROPERTIES LP
filed 2001-03-01
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A


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



                        Commission file number: 333-55753



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

         Yes  [X]    No [_]

As of the date of this Report, the Registrant has outstanding 3,909,347 units of limited partnership interest ("Operating Partnership Units").

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)



                          INDEX TO FINANCIAL STATEMENTS




                                                                      PAGE


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                     F-2

   Statements of Operations                                           F-3

   Statement of Partners' Capital                                     F-4

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                    F-6-F-14

                             BARON CAPITAL PROPERTIES, L.P.
                              Consolidated Balance Sheets
                          June 30, 2000 and December 31, 1999


                                                                                 June 30,      December 31,
Assets:                                                                            2000            1999
                                                                               ------------    ------------
                                                                               (Unaudited)
     Rental Apartments:
       Land                                                                    $  7,695,392    $ 1,178,693
       Depreciable property                                                      31,873,043      6,189,095
                                                                               ------------    -----------
                                                                                 39,568,435      7,367,788
       Less accumulated depreciation                                             (6,414,750)    (1,453,177)
                                                                               ------------    -----------
                                                                                 33,153,685      5,914,611

     Investment In Partnerships                                                   4,277,247        930,970

     Cash and Cash Equivalents                                                      124,166         27,552
     Restricted Cash                                                                762,969         52,089
     Interest Receivable                                                          1,338,564         36,997
     Other Receivables                                                              113,797          3,724
     Due from Baron Capital Trust                                                   305,997        296,010
     Advances to Affiliates                                                       6,905,011          5,141
     Other Property and Equipment                                                   281,220        134,981
     Other Assets                                                                   802,951        188,692
                                                                               ------------    -----------
                                                                                 48,065,606      7,590,767
                                                                               ============    ===========


     Liabilities:

       Mortgages payable                                                       $ 25,203,107    $ 4,278,117
       Accounts payable and accrued liabilities                                   2,191,097      1,078,353
       Note payable                                                                 190,000        100,000
       Notes payable, affiliates                                                  3,778,779         50,000
       Capital lease obligation                                                      40,775         42,369
       Security deposits                                                            227,066         40,308
                                                                               ------------    -----------
           Total liabilities                                                     31,630,824      5,589,147



     Minority Partners                                                              536,900           --


     Partners' Capital:

        General Partner issued and outstanding 39,488 and 18,962 partnership
           units as of June 30, 2000 and December 31, 1999 respectively            (125,614)       (33,362)
        Limited Partners: issued and outstanding, 3,909,347 and 1,877,246 partnership units as of June 30, 2000 and December 31, 1999
           respectively, of which 757,746 are subject to escrow restrictions     16,023,496      2,034,982
                                                                               ------------    -----------
        Total Partners' Capital                                                  15,897,882      2,001,620
                                                                               ------------    -----------
                                                                               $ 48,065,606    $ 7,590,767
                                                                               ============    ===========


                 See notes to consolidated financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999


                                                                   Six                Six            Three              Three
                                                                  Months            Months           Months            Months
                                                                  Ended              Ended           Ended              Ended
                                                                 June 30,          June 30,         June 30,          June 30,
                                                                   2000              1999             2000              1999
                                                               -------------     ------------     -------------     ------------
                                                                (unaudited)      (unaudited)       (unaudited)       (unaudited)
                                                               -------------     ------------     -------------     ------------

     Revenue:
       Property:
          Rental                                               $  1,744,759      $   512,133      $  1,477,091      $   254,783
          Equity in net loss of unconsolidated partnership          (78,994)         (29,093)          (41,154)         (25,667)
       Interest and other income                                    368,134           79,140           342,594           38,104
                                                               ------------      -----------      ------------      -----------
                                                                  2,033,899          562,180         1,778,531          267,220
                                                               ------------      -----------      ------------      -----------

     Real Estate Expenses:
         Depreciation                                               319,217           72,907           278,392           36,454
         Interest                                                   555,515          144,491           470,056           71,305
         Repairs and maintenance                                    280,564           37,726           107,251           20,250
         Personnel                                                  265,376           57,471           262,266           28,431
         Property Taxes                                             147,818           41,276           127,914           20,680
         Property Insurance                                          38,030           10,718            32,670            3,512
         Utilities                                                  144,154           29,601           130,780           18,050
         Other                                                      209,751          131,570           204,076          122,356
                                                               ------------      -----------      ------------      -----------
                                                                  1,960,425          525,760         1,613,405          321,038
                                                               ------------      -----------      ------------      -----------

     Provision for property impairment                            8,356,638             --           8,356,638             --

     Administrative Expenses:
         Personnel, including officer's compensation                535,461          369,372           375,843           96,711
         Professional services                                      249,539          244,663            88,419           33,169
         Other                                                      173,025           68,068           213,024           25,120
                                                               ------------      -----------      ------------      -----------
                                                                    958,025          682,103           677,285          155,000
                                                               ------------      -----------      ------------      -----------


          Total expenses                                         11,275,088        1,207,863        10,647,329          476,038
                                                               ------------      -----------      ------------      -----------

     Net Loss                                                  ($ 9,241,189)     ($  645,683)     ($ 8,868,798)     ($  208,818)
                                                               ============      ===========      ============      ===========

     Net Loss per Unit Basic and Diluted                             ($3.25)          ($0.36)           ($2.34)          ($0.11)
     Weighted Average Number of Units Outstanding                 2,841,809        1,787,878         3,789,877        1,836,939


                 See notes to consolidated financial statements

                         BARON CAPITAL PROPERTIES, L. P.
                         Statement of Partners' Capital
                     For the Six Months Ended June 30, 2000

                                                            General Partner                Limited Partners
                                                         ---------------------       ---------------------------
                                                          Units        Amount          Units           Amount            Total
                                                         -------     ---------       ---------      ------------      -----------

     Partners' Capital, December 31, 1999                18,962      ($ 33,362)      1,877,246      $  2,034,982      $ 2,001,620


       Capital contributions - Trust                        273           --            26,990           230,118          230,118
       Net loss                                                        (93,345)           --          (9,147,844)      (9,241,189)
       Credit for estimated fair value of services
          performed by officer                                           1,093            --             107,157          108,250
       Exchange Units issued                             24,742           --         2,449,525        22,799,083       22,799,083
       Adjustment Original Investors escrowed units      (4,489)          --          (444,414)             --               --
                                                         ------      ---------       ---------      ------------      -----------


     Partners' Capital, June 30, 2000 (Unaudited)        39,488      ($125,614)      3,909,347      $ 16,023,496      $15,897,882
                                                         ======      =========       =========      ============      ===========


                 See notes to consolidated financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                                     Six Months Ended June 30,
                                                                       2000            1999
                                                                   ------------     ------------
                                                                    (Unaudited)      (Unaudited)
     Cash Flows from Operating Activities:
        Net loss                                                   ($9,241,189)     ($  645,683)
        Adjustments to reconcile net loss to net cash
                used by operating activities:
              Provision for officer's compensation                     108,540             --
              Depreciation                                             319,217           94,721
              Provision for property impairment                      8,356,638             --
              Equity in net loss of unconsolidated partnership          78,994           29,093
              (Increase) decrease in operating assets:
                 Property Management Reimbursements                       --             38,476
                 Other receivables                                      (2,885)          35,801
                 Other assets                                          (70,543)         (51,102)
               Increase (decrease) in operating liabilities:
                 Accounts payable and accrued liabilities              118,826          236,672
                 Security deposits                                       3,512             (840)
                                                                   -----------      -----------
                    Net cash used by operating activities             (328,890)        (262,862)
                                                                   -----------      -----------

     Cash Flows from Investing Activities:
        Investment in partnerships                                     (11,681)        (885,000)
        Cash distributions from partnerships                           293,000           27,000
        Purchases of other property and equipment                      (26,197)          (1,514)
        Increase in restricted cash                                    (48,610)        (113,166)
        Advances to affiliates                                            --            249,914
                                                                   -----------      -----------
                    Net cash provided by investing activities          206,512         (722,766)
                                                                   -----------      -----------

     Cash Flows from Financing Activities:
        Partners' Capital Contributions                                230,118        1,074,000
        Distributions Paid                                                --            (65,000)
        Proceeds from mortgage financing                                  --            273,499
        Proceeds from notes payable                                     90,000             --
        Proceeds from notes payable, affiliates                           --           (275,000)
        Payments on mortgages payable                                  (99,242)         (22,141)
        Payments on capital lease obligation                            (1,594)            --
        Other                                                             --             20,000
                                                                   -----------      -----------
                    Net cash provided by financing activities          219,282        1,005,358
                                                                   -----------      -----------

     Net Increase in Cash and Cash Equivalents                          96,904           19,730

     Cash and Cash Equivalents, Beginning                               27,552           77,724
                                                                   -----------      -----------

     Cash and Cash Equivalents, Ending                             $   124,456      $    97,454
                                                                   ===========      ===========

     Supplemental Disclosure of Cash Flow Information:
          Cash paid for mortgage and other interest                $   555,515      $   144,491
                                                                   ===========      ===========


                 See notes to consolidated financial statements

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

         Organization

         Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership, is the operating partnership of Baron Capital Trust (the "Trust"). Together with the Trust, the Partnership constitutes a real estate company which has been organized to indirectly acquire equity interests in existing residential apartment properties located in the United States and to provide or acquire debt financing secured by mortgages on such types of property. The Partnership, with the Trust, acquires, owns, operates, manages and improves residential apartment properties for long-term ownership, and thereby seeks to maximize current and long-term income and the value of its assets.

         The Trust, as General Partner of the Partnership, is authorized to cause the Partnership to issue additional units of limited partnership interests ("Units") in the Partnership for any purpose of the
         Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by unit holders into an equivalent number of common shares of beneficial interest ("Common Shares") in the Trust, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

         As described below, in exchange for a cash capital contribution in 1998, each of the founders, Gregory K. McGrath and Robert S. Geiger (the "Original Investors"), has been issued 378,873 Units, all of which have been deposited into an institutional escrow account for six to nine years, subject to earlier release under certain conditions.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


         The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For six months ended June 30, 2000 and the year ended December 31, 1999 the Partnership incurred net losses of $9,241,189 and $2,641,250 and negative cash flows from operations of $328,890 and $555,711. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt as to the Partnership's ability to continue as a going concern.

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

         o The Partnership intends to review its entire portfolio of properties to determine the potential for restructuring and refinancing various first mortgage loans and to evaluate certain properties for possible sale due to recent performance that negatively impacts overall operating results. The Partnership will also explore possible business combinations with other apartment owners to facilitate continued growth to give it the economies of scale and the size required for the Trust to list its Common Shares on a recognized securities exchange.

         o The Partnership will also negotiate with the firms which are owed accounts payable for services performed in connection with the Exchange Offering in order to extend payment terms and, where possible, to reduce the amounts due.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         Officers' Compensation

         Gregory K. McGrath, a founder of the Trust and the Partnership and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust, serves as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for its initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 Common Shares or Units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. During 1998, 1999 and the first two quarters of 2000, no Common Shares of the Trust or Units of the Partnership were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $108,250 has been made in the accompanying financial statements for

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


         the estimated fair value of the services rendered by Mr. McGrath as the Chief Executive Officer for the first two quarters of 2000. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

         Robert S. Geiger, the other founder of the Trust and Operating Partnership, serves as the Chief Operating Officer of the Trust, the Operating Partnership and Baron Advisors, Inc. His initial annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Since August 1, 2000, Mr. Geiger has received no compensation.

NOTE 5.  RELATED PARTY TRANSACTIONS

         Intercompany Line

         The Partnership has an intercompany line with the Trust, its general partner. The intercompany loan is due on demand and is non-interest bearing. The balance outstanding on the intercompany line as of June 30, 2000 was $305,997 and $296,010 as of December 31, 1999.

         Accrued Interest Receivable, Affiliates

         Certain  of  the  Exchange   Partnerships  acquired  by  the  Operating
         Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6. Partners' Capital." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000, the Partnership was due $1,338,564 on these notes.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


         Exchange Offering

         In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and the Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust.

         Following the completion of the Exchange Offering, the Exchange Partnerships continue to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships are owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the Exchange Partnerships; and Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the Exchange Offering. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


         Operating Partnership Limited Partnership Units

         In connection with the formation of the Trust and the Operating Partnership, their two founders, Mr. McGrath and Mr. Geiger (the "Original Investors"), each subscribed for 601,080 Units of limited partnership interest in the Operating Partnership (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by the Original Investors represented 19% of the maximum Common Shares that would have been outstanding following the completion of the Cash Offering and the Exchange Offering, assuming that the Trust had sold all Common Shares (2,500,000) offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The Original Investors deposited the Units subscribed for by them into an institutional security escrow account for six to nine years, subject to earlier release under certain conditions.

         The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of Units subscribed for by the Original Investors represents a percentage greater than 19% of the then outstanding Common Shares, calculated on a fully diluted basis, each of the Original Investors would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the Original Investors.

         The fair value of the Units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' Units are subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average shares outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

         The components used in calculating basic net loss per unit are as follows:

                                                         Weighted
                                                          Average       Loss
                                          Net Loss         Units      Per Unit

     Three Months Ended June 30, 2000    ($8,868,798)    3,789,877    ($2.34)
     Three Months Ended June 30, 1999    ($  208,818)    1,836,939    ($0.11)
     Six Months Ended June 30, 2000      ($9,241,189)    2,841,809    ($3.25)
     Six Months Ended June 30, 1999      ($  645,683)    1,787,878    ($0.36)

NOTE 8.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma condensed consolidated statements of operations have been prepared assuming that the Exchange Offering had been fully subscribed as of January 1, 2000.

         The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been assuming the completion of the described transaction at the

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


         beginning of the period indicated, nor does it purport to project the Operating Partnership's results of operations for any future period.

       Unaudited Pro Forma Condensed Consolidated Statements of Operations
                     For the Six Months ended June 30, 2000

                                Statement of
                              Operations as of     Pro Forma
                                June 30, 2000     Adjustments       Pro Forma
                              ----------------   -------------   ---------------

    Total Revenues                $2,034,000     $1,486,000(1)     $3,520,000
    Cost and Expenses             $2,918,000     $1,350,000(2)     $4,268,000
    Non-Recurring Expense         $8,357,000     $8,357,000(3)
                                 -----------     ----------       -----------
    Net Income (loss)            ($9,241,000)                     ($  748,000)
    Weighted Average Number
      of Partnership Units         2,841,809                        2,841,809

    Net Loss Per Unit                 ($3.25)                          ($0.26)

         Pro Forma Adjustments

         The unaudited pro forma condensed consolidated financial statements represent the acquisition of the Exchange Partnerships, which will be accounted for under the purchase method of accounting. The Partnership has estimated the adjustments necessary to allocate the aggregate purchase price over the recorded book value of these partnerships. Such allocations are subject to final determination based upon valuations provided by the Partnership and other valuations of fair value as if the acquisitions were effective January 1, 2000. Therefore, the allocations reflected in the unaudited pro forma condensed consolidated financial statements may differ from amounts ultimately determined.
         Differences between the amounts included herein and the final allocations are not expected to have a material effect on the unaudited pro forma financial statements.

         Pro forma depreciation for the period ended June 30, 2000 is based upon assets at fair value at January 1, 2000, primarily based upon 30-year asset lives.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

                  Land and Depreciable Property          $32,474,270
                  Accrued Interest - Affiliate             1,338,564
                  Advances to Affiliates                   6,843,286
                  Other Assets                               736,604
                                                         -----------
                  Total Assets                           $41,392,724

                  Mortgages Payable                      $19,725,536
                  Notes Payable - Affiliate                3,639,638
                  Total Liabilities                      $23,365,174
                                                         ===========
                  Equity                                 $18,027,550
                                                         ===========

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Baron Capital Properties, L.P. (the "Registrant" or the "Operating Partnership") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

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

         In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share (maximum proceeds of $25,000,000) ("Cash Offering"). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares, for total cash proceeds of $7,020,763. The Trust contributed to the Operating Partnership the net cash proceeds ($5,467,858) from the issuance of Common Shares in exchange for an equivalent number of units of limited partnership interest in the Operating Partnership ("Operating Partnership Units" or "Units"). As of February 12, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18.0% of the then outstanding Units.

         The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September, 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

         During 1998 and 1999, the Operating Partnership also acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of February 12, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 107 units have been rented. In September 2000, the Alexandria Partnership entered into an agreement to sell the Alexandria Property in exchange for $510,000 cash, record title to 20 acres of undeveloped property located in Vero Beach, Florida and the assumption by the contemplated purchaser of the existing first mortgage loan secured by a first mortgage on the Alexandria Property with a principal balance as of February 12, 2001 of approximately $8,650,000. If the sale, which is subject to certain closing conditions, is completed, the Operating Partnership will receive 40% of the net proceeds and other consideration payable to the Alexandria Partnership.

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

         In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or a maximum of approximately $6,000,000) of long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank"). As of February 12, 2001, approximately $5,300,000 of the construction loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

         In September 2000, the Trust received notice from counsel to KeyBank that Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property, had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below). It anticipates completion of the refinancing in the first quarter of 2001.

         Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property, or that BankOne will not seek to enforce its right to take over control of the Borrower.

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

         Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

         Due to the completion of the Exchange Offering the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. During the six months ended June 30, 2000, total assets increased to $48.1 million while liabilities increased to $31.6 million. As mentioned above the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.5 million, which are subject to $25.2 million in first mortgage debt.

         Partners' capital increased to $15.9 million due to the issuance in the Exchange Offering of 2,449,525 Units with an initial assigned value of $24.5 million reduced by a one-time write off charge of $1.7 million (which represents any unamortized loan costs recorded on the Exchange Partnerships books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss for the six months ended June 30, 2000 of $9.2 million.

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

         Liquidity and Capital Resources

         Net cash used in operating activities in the six months ended June 30, 2000 was ($328,890) compared to ($262,862) in the six months ended June 30, 1999. The change is due to the recognition of additional net loss over the six months ended June 30, 1999 offset by increases in certain liabilities and decreases in certain assets.

         Net cash provided by investing activities in the six months ended June 30, 2000 was $206,512 compared to net cash used in investing activities of ($722,766) in the six months ended June 30, 1999. The increase in cash for 2000 was due primarily to an increase in cash distributions from the Exchange Partnerships and a decrease in investments in partnerships.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $219,282 compared to $1,005,358 for 1999. The decrease in cash was due to a decrease in partners' capital contributions with the expiration of the Cash Offering in May 2000.

         The Operating Partnership paid $555,515 towards mortgage and other interest during the six months ended June 30, 2000 compared to $144,491 in the six months ended June 30, 1999 due to the addition of the Exchange Properties and increase in mortgage debt.

         Since inception, the Trust has contributed to the Operating Partnership net cash proceeds of $5,467,858 from the issuance of Common Shares in the Cash Offering in exchange for Units in the Operating Partnership. Approximately $230,000 of such amount was contributed in the first six months of 2000. The Trust is the sole general partner of the Operating Partnership and, as of February 12, 2001, owned 702,076 Operating
         Partnership Units, representing approximately 18.0% of the then outstanding Units.

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

         The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. The Trust is negotiating with the firms which are owed accounts payable in order to extend payment terms and, where possible, reduce the amounts due. Distributions will be made by the Operating Partnership as cash flow allows, but will be negatively impacted until the open accounts payable are reduced. Management does not anticipate that the Operating Partnership will make distributions to its unit holders for the next several quarters.

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

         Year 2000

         The computer systems of the Trust and the Operating Partnership have been tested for year 2000 problems and the Trust and the Operating Partnership believe that such systems are year 2000 compatible. The Trust and the Operating Partnership have not experienced any material year 2000 problems so far. It is possible, however, that the computer systems of the Trust and the Operating Partnership and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Trust and the Operating Partnership have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which software the supplier has represented to be year 2000 compliant. The Trust and the Operating Partnership believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Trust and the Operating Partnership.

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

February 27, 2001

                                 BARON CAPITAL PROPERTIES, L.P.

                                 By:      Baron Capital Trust, General Partner

                                 By:        /s/  Gregory K. McGrath
                                          ------------------------------------
                                          Gregory K. McGrath
                                          Chief Executive Officer

                                 By:        /s/  Mark L. Wilso
                                          ------------------------------------
                                          Mark L. Wilson
                                          Chief Financial Officer