Form 10QSB
period 2000-09-30
BARON CAPITAL PROPERTIES LP
filed 2001-03-01
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statement of Partners' Capital                                        F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                    F-6-F-14

                         BARON CAPITAL PROPERTIES, L.P.
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                                           September 30,   December 31,
                                                                               2000            1999
                                                                           ------------    -----------
                                                                            (Unaudited)
Assets:

  Land                                                                     $  7,695,392    $ 1,178,693
  Depreciable property                                                       31,873,043      6,189,095
                                                                           ------------    -----------
                                                                             39,568,435      7,367,788
  Less accumulated depreciation                                              (6,612,304)    (1,453,177)
                                                                           ------------    -----------
                                                                             32,956,131      5,914,611

Investment In Partnerships                                                    4,275,810        930,970

Cash and Cash Equivalents                                                       191,880         27,552
Restricted Cash                                                                 864,959         52,089
Interest Receivable                                                           1,325,169         36,997
Other Receivables                                                                79,103          3,724
Due from Baron Capital Trust                                                    296,010        296,010
Advances to Affiliates                                                        6,730,936          5,141
Other Property and Equipment                                                    272,720        134,981
Other Assets                                                                    748,733        188,692
                                                                           ------------    -----------
                                                                           $ 47,741,450    $ 7,590,767
                                                                           ============    ===========


Liabilities:

  Mortgages payable                                                        $ 25,117,572    $ 4,278,117
  Accounts payable and accrued liabilities                                    2,213,352      1,078,353
  Note payable                                                                  115,000        100,000
  Notes payable, affiliates                                                   3,813,313         50,000
  Capital lease obligation                                                       40,775         42,369
  Security deposits                                                             195,462         40,308
                                                                           ------------    -----------
      Total liabilities                                                      31,495,474      5,589,147

Minority Partners                                                               536,900              0

Partners' Capital:
  General Partner: issued and outstanding, 39,488 and 18,962 as of             (127,527)       (33,362)
       September 30, 2000 and December 31, 1999 respectively,
       partnership units
  Limited Partners: issued and outstanding, 3,909,347 and 1,877,246          15,836,603      2,034,982
       partnership units as of September 30, 2000 and December 31, 1999 respectively, of which 757,746 are subject to escrow restrictions
                                                                           ------------    -----------
       Total Partners' Capital                                               15,709,076      2,001,620
                                                                           ------------    -----------
                                                                           $ 47,741,450    $ 7,590,767
                                                                           ============    ===========


                        See notes to financial statements

                   BARON CAPITAL PROPERTIES, L.P.
                      Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 2000 and September 30, 1999

                                                               Nine                Nine               Three              Three
                                                              Months              Months             Months             Months
                                                               Ended              Ended               Ended              Ended
                                                           September 30,      September 30,      September 30,      September 30,
                                                               2000                1999               2000               1999
                                                               ----                ----               ----               ----
                                                            (unaudited)        (unaudited)         (unaudited)        (unaudited)
Revenue:
  Rental                                                    $3,155,896           $871,001         $1,411,137           $280,496
  Equity in net loss of unconsolidated partnership            (113,915)                 -            (34,921)            29,093
  Interest and other income                                    634,476                               266,342                  -
                                                          ----------------------------------------------------------------------
                                                             3,676,457            871,001          1,642,558            309,589

Real Estate Expenses:
  Depreciation                                                 550,985            107,361            231,768             34,454
  Interest                                                   1,045,039            230,534            489,524             86,043
  Repairs and maintenance                                      502,951             61,092            222,387             23,365
  Personnel                                                    442,644             89,576            177,268             32,105
  Property Taxes                                               274,838             61,484            127,020             20,208
  Property Insurance                                            68,504             15,418             30,474              4,700
  Utilities                                                    283,151             50,621            138,997             21,020
  Other                                                        308,226            143,948             98,475             12,378
                                                          ----------------------------------------------------------------------
                                                             3,476,338            760,034          1,515,913            234,273

Administrative Expenses:
  Personnel, including officers' compensation                  691,864            642,633            156,403            143,215
  Professional services                                        284,056            253,208             34,517             80,188
  Other                                                        352,234             27,575            179,210              3,242
                                                          ----------------------------------------------------------------------
                                                             1,328,154            923,416            370,130            226,645

Provision for Property Impairment                            8,356,638                  -                  -                  -

     Total expenses                                         13,161,130          1,683,450          1,886,043            460,918
                                                          ----------------------------------------------------------------------


Net Loss                                                   ($9,484,673)         ($812,449)         ($243,485)         ($151,329)
                                                          ======================================================================

Net Loss per Unit Basic and Diluted                             ($2.95)            ($0.45)            ($0.07)            ($0.08)
                                                                =======            =======            =======            =======
Weighted Average Number Partnership Units Outstanding        3,216,538          1,793,060          3,404,600          1,819,187


                        See notes to financial statements

                   Consolidated Statement of Partners' Capital
                  For the Nine Months Ended September 30, 2000

                                                           General Partner                 Limited Partners
                                                           ---------------                 ----------------
                                                        Units          Amount           Units            Amount           Total
                                                        -----          ------           -----            ------           ------
Partners' Capital, December 31, 1999                  18,962         ($33,362)       1,877,246        $2,034,982        $2,001,620

Capital Contributions - Trust                            273                            26,990           230,118           230,118
  Net loss                                                 -          (95,805)               -        (9,388,868)       (9,484,673)
  Credit for estimated fair value of services
     performed by officer                                  -            1,640                -           161,288           162,928
  Exchange Units issued                               24,742                -        2,449,525        22,799,083        22,799,083
  Adjustment- Original Investors' escrowed units      (4,489)               -         (444,414)                -                 -
                                                      -----------------------------------------------------------------------------


Partners' Capital, September 30, 2000 (Unaudited)     39,488        ($127,527)       3,909,347       $15,836,603       $15,709,076
                                                      =============================================================================


                        See notes to financial statements

                         BARON CAPITAL PROPERTIES, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                                   Nine months ended September 30,
                                                                         2000           1999
                                                                         ----           ----
                                                                     (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                          ($9,484,673)   ($  812,449)
   Adjustments to reconcile net loss to net cash
           used by operating activities:
         Provision for officer's compensation                            162,928           --
         Depreciation and Amortization                                   550,985        116,384
         Equity in net loss of unconsolidated partnership                113,915           --
         Recognition of Provision for Impairment                       8,356,638           --
         (Increase) Decrease in operating assets:
            Other receivables                                             37,579         12,195
            Accrued Interest Receivable                                   13,394        (36,216)
            Other assets                                                  (9,450)       (39,295)
         Increase (Decrease) in operating liabilities:
            Accounts payable and accrued liabilities                    (147,501)        95,449
            Lease Obligations                                               --          (20,325)
            Security deposits                                            (28,092)         3,560
                                                                     --------------------------
               Net cash used by operating activities                    (434,277)      (680,697)

Cash Flows from Investing Activities:
   Investment in partnerships                                              1,203       (820,121)
   Cash distributions from partnerships                                  557,471           --
   Purchases of other property and equipment                             (17,697)         6,311
   Increase in Restricted Cash                                          (101,990)       (27,018)
   Advances to affiliates                                                (13,479)        10,750
                                                                     --------------------------
               Net cash provided by (used in) investing activities       425,508       (830,078)

Cash Flows from Financing Activities:
   Partners' capital contributions                                       230,118      1,845,666
   Distributions paid                                                       --         (269,947)
   Proceeds from mortgage financing                                         --          236,273
   Proceeds from notes payable affiliates                                 34,534       (256,000)
   Proceeds from note payable                                             15,000           --
   Payments on mortgages payable                                        (101,575)          --
   Payments on capital lease obligation                                   (4,980)          --
   Other                                                                    --             --
                                                                     --------------------------
               Net cash provided by financing activities                 173,097      1,555,992

Net Increase in Cash and Cash Equivalents                                164,328         45,217

Cash and Cash Equivalents, Beginning                                      27,552         77,724
                                                                     --------------------------

Cash and Cash Equivalents, Ending                                    $   191,880    $   122,941
                                                                     ==========================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest                        $ 1,045,039    $   230,534
                                                                     ==========================


                        See notes to financial statements

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the nine and three months ended September 30, 2000 and 1999, the statement of partners' capital for the nine months ended September 30, 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Partnership's management. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the period presented, have been made. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

NOTE 2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For nine months ended September 30, 2000 and the year ended December 31, 1999 the Partnership incurred net losses of
        $9,484,673 and $2,641,250 and negative cash flows from operations of $434,277 and $555,711. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt as to the Partnership's ability to continue as a going concern.

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

        o The Partnership intends to review its entire portfolio of properties to determine the potential for restructuring and refinancing various first mortgage loans and to evaluate certain properties for possible sale due to recent performance that negatively impacts overall operating results. The Partnership will also explore possible business combinations with other apartment owners to facilitate continued growth to give it the economies of scale and the size required for the Trust to list its Common Shares on a recognized securities exchange..

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

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

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

NOTE 4. COMMITMENTS AND CONTINGENCIES

        Officers' Compensation

        Gregory K. McGrath, a founder of the Trust and the Operating Partnership and the President, sole shareholder and sole director of Baron Advisors, Inc., a trustee of the Board of the Trust, serves as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for its initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 Common Shares or Units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. During 1998, 1999 and the first three quarters of 2000, no Common Shares of the Trust or Units of the Partnership were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $162,928 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as Chief Executive Officer for the first three quarters of 2000. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

        Robert S. Geiger, the other founder of the Trust and Operating Partnership, serves as the Chief Operating Officer of the Trust, Operating Partnership and Baron Advisors, Inc. His initial annual

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

        salary was set at $100,000, in addition to benefits, and eligibility for participation in any common share option plan and bonus incentive compensation plan implemented by the Operating Partnership. Since August 1, 2000, Mr. Geiger has received no compensation.

NOTE 5. RELATED PARTY TRANSACTIONS

        Intercompany Line

        The Partnership has an intercompany line with the Trust, its general partner. The intercompany loan is due on demand and is non-interest bearing. The balance outstanding on the intercompany line as of September 30, 2000 and December 31, 1999 was $296,010.

        Accrued Interest Receivable, Affiliates

        Certain  of  the  Exchange   Partnerships   acquired  by  the  Operating
        Partnership in the Exchange Offering hold subordinated notes due from limited partnerships controlled by Mr. McGrath. See "Note 6. Partners' Capital." These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of September 30, 2000, the Partnership was due $1,304,729 on these notes.

NOTE 6. PARTNERS' CAPITAL

        Partners' Capital Contributions

        During  the  nine  months  ended   September  30,  2000,  the  Operating
        Partnership issued 26,990 Units of limited partnership interest to the Trust at $8.53 per unit based upon net proceeds of $230,118.

        In addition, the Partnership issued to the Trust 25,015 general partner Units during the nine months ended September 30, 2000 as an allocation to adjust the general partner interest to 1% of the total outstanding Partnership Units. This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner Units for accounting purposes.

        Exchange Offering

        In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units (with an initial assigned value of $24,495,249) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust, a principal unitholder of

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

        the Operating Partnership, and the President, sole stockholder and sole director of Baron Advisors, Inc., which serves as a trustee on the Board of the Trust.

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

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

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

        Distributions

        There were no distributions in the nine months ended September 30, 2000.

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)

NOTE 7. NET LOSS PER UNIT

        The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

        Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for both the three and nine months ended September 30, 2000 and 1999.

        The components used in calculating basic net loss per unit are as follows:

                                                                           Weighted
                                                                           Average          Loss
                                                         Net Loss           Units         Per Unit
                                                         --------           -----         --------
        Three Months Ended September 30, 2000            ($243,485)       3,404,600       ($0.07)
        Three Months Ended September 30, 1999            ($151,329)       1,819,187       ($0.08)
        Nine Months Ended September 30, 2000           ($9,484,673)       3,216,538       ($2.95)
        Nine Months Ended September 30, 1999             ($812,449)       1,793,060       ($0.45)


NOTE 8. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2000 have been prepared assuming that the Exchange Offering had been fully subscribed and occurred on January 1, 2000.

        The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been assuming the completion of the described transaction at the beginning of the period indicated, nor does it purport to project the Operating Partnership's results of operations for any future period.

       Unaudited Pro Forma Condensed Consolidated Statements of Operations
                            For the Nine Months ended
                               September 30, 2000

                                             Statement of Operations         Pro Forma
                                            as of September 30, 2000        Adjustments             Pro Forma
                                            ------------------------        -----------             ---------
        Total Revenues                              $3,676,000              $1,486,000(1)          $5,162,000
        Cost and Expenses                           $4,804,000              $1,350,000(2)          $6,154,000
        Non-Recurring Expense                        8,357,000            ($8,357,000)(3)
                                            ------------------------------------------------------------------

        Net Income (loss)                          ($9,485,000)                                     ($992,000)
        Weighted Average Number of
        Partnership Units                            3,216,538                                      3,216,538

        Net Loss Per Unit                               ($2.95)                                        ($0.31)

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


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

        Pro forma depreciation for the period ended September 30, 2000 is based upon assets at fair value at January 1, 2000; primarily based upon 30-year asset lives.

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

           Land and Depreciable Property               $32,474,270
           Accrued Interest - Affiliate                  1,338,564
           Advances to Affiliates                        6,843,286
           Other Assets                                    736,604
                                                       -----------
           Total Assets                                $41,392,724

                         BARON CAPITL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Cont'd)


                  Mortgages Payable                    $19,725,536
                  Notes Payable - Affiliate              3,639,638
                                                       -----------
                  Total Liabilities                    $23,365,174
                                                       ===========
                  Equity                               $18,027,550
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

        The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., which serves as a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

        During 1998 and 1999, the Operating Partnership also acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of February 12, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented. In September 2000, the Alexandria Partnership entered into an agreement to sell the Alexandria Property in exchange for $510,000 cash, record title to 20 acres of undeveloped property located in Vero Beach, Florida and the assumption by the contemplated purchaser of the existing first mortgage loan secured by a first mortgage on the Alexandria
        Property with a principal balance as of February 12, 2001 of approximately $8,650,000. If the sale, which is subject to certain closing conditions, is completed, the Operating Partnership will receive 40% of the net proceeds and other consideration payable to the Alexandria Partnership.

        In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

        In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee up to 35% (or a maximum of approximately $6,000,000) of long-term construction first mortgage financing provided by KeyBank National Association ("KeyBank"). As of February 12, 2001, approximately $5,300,000 of the construction loan had been drawn down, resulting in outstanding guarantees of approximately $1,900,000. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the loan is not repaid prior to the expiration of the guarantee, it would either buy out the bank's position on the entire amount of the construction loan or arrange for a third party to do so.

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

        Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property, or that BankOne will not seek to enforce its rights to take over control of the Borrower.

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

        Consolidated Balance Sheet as of September 30, 2000 Compared to December 31, 1999

        Due to the completion of the Exchange Offering the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. During the nine months ended September 30, 2000, total assets increased to $47.7 million while liabilities increased to $31.5 million. As mentioned above the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $39.5 million, which are subject to $25.1 million in first mortgage debt.

        Partners' capital increased to $15.7 million due to the issuance in the Exchange Offering of more than 2,449,525 Units with an initial assigned value of $24.5 million reduced by a one-time write off charge of $1.7 million (which represents any unamortized loan costs recorded on the Exchange Partnerships books that were in place at the time of the Exchange Offering from the syndication of the prior partnership structure) and a net loss for the nine months ended September 30, 2000 of $9.5 million.

        Operations for the Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

        Revenues, real estate expenses and administrative expenses all increased substantially for the nine months ended September 30, 2000 in comparison to the nine months ended September 30, 1999 due to the completion of the Exchange Offering mentioned above and the addition of the 26 Exchange Properties and their related operating costs.

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

        Liquidity and Capital Resources

        Net cash used in operating activities in the nine months ended September 30, 2000 was ($434,277) compared to ($680,697) in the nine months ended September 30, 1999. The change is primarily due to the recognition of increases in certain liabilities and decreases in certain assets.

        Net cash provided by investing activities in the nine months ended September 30, 2000 was $425,508 compared to net cash used in investing activities of ($830,078) in the nine months ended September 30, 1999. The increase in cash for 2000 was due primarily to an increase in cash distributions from the Exchange Partnerships and a decrease in investments in partnerships.

        Net cash provided by financing activities for the nine months ended September 30, 2000 was $173,097 compared to $1,555,992 for 1999. The decrease in cash was due to a decrease in partners' capital contributions with the expiration of the Cash Offering in May 2000.

        The Operating Partnership paid $1,045,039 towards mortgage and other interest during the nine months ended September 30, 2000 compared to $230,534 in the nine months ended September 30, 1999 due to the addition of the Exchange Properties and increase in mortgage debt.

        Since inception, the Trust has contributed to the Operating Partnership net cash proceeds of $5,467,858 from the issuance of Common Shares in the Cash Offering in exchange for Units in the Operating Partnership. Approximately $230,000 of such amount was contributed in the first nine months of 2000. The Trust is the sole general partner of the Operating Partnership and, as of February 12, 2001, owned 702,076 Operating
        Partnership Units, representing approximately 18.0% of the then outstanding Units.

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

February 27, 2001

                                  BARON CAPITAL PROPERTIES, L.P.

                                  By:      Baron Capital Trust, General Partner

                                  By:      /s/  Gregory K. McGrath
                                           Gregory K. McGrath
                                           Chief Executive Officer

                                  By:      /s/  Mark L. Wilson
                                           Mark L. Wilson
                                           Chief Financial Officer