Form 10KSB
period 2000-12-31
BARON CAPITAL PROPERTIES LP
filed 2001-05-22
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER 333-55753
                            ------------------------

                         BARON CAPITAL PROPERTIES, L.P.
           (Name of Small Business Issuer as Specified in its Charter)

                   Delaware                                  31-1584691
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                Organization)                            Identification No.)


                                7826 COOPER ROAD
                             CINCINNATI, OHIO 45242
           (Address of Principal Executive Offices including Zip Code)

                                 (513) 984-5001
                (Issuer's Telephone Number, including Area Code)

                            ------------------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  NONE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,358,608.

As of May 15, 2001 the aggregate market value of voting and non-voting equity limited partnership units held by non-affiliates (based on total units outstanding reduced by the number of units of limited partnership held by trustees, officers, and other affiliates) of the registrant was $23,271,900, based on the assigned value of the registrant's units of limited partnership issued to offerees in the Exchange Offering completed April 7, 2000 (described below in this Report).

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_]    No [_]


                   ------------------------------------------
                   ------------------------------------------

                         BARON CAPITAL PROPERTIES, L.P.

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                            PAGE
PART I:
Item 1   Description of Business............................................  4
Item 2   Description of Properties..........................................  8
Item 3   Legal Proceedings.................................................. 51
Item 4   Submission of Matters to a Vote of Unitholders..................... 51

PART II:
Item 5   Market for Common Equity and Related Unitholder Matters............ 51
Item 6   Management's Discussion and Analysis or Plan of Operation.......... 51
Item 7   Financial Statements............................................... 57
Item 8   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure................................ 58

PART III:
Item 9   Trustees, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 58
Item 10  Executive Compensation............................................. 61
Item 11  Security Ownership of Certain Beneficial Owners and Management..... 62
Item 12  Certain Relationships and Related Transactions..................... 63
Item 13  Exhibits and Reports on Form 8-K................................... 64

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

     In May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share ("Cash Offering"). The Cash Offering terminated on May 31, 2000. The Trust has contributed to the Operating Partnership the net cash proceeds ($5,467,858) from the issuance of Common Shares in exchange for an equivalent number of units of limited partnership in the Operating Partnership ("Operating Partnership Units" or "Units"). As of March 31, 2001, the Trust had sold and/or issued to the public 940,891 Common Shares.

     The Trust, together with the Operating Partnership, was formed to acquire, own, operate, manage and improve residential apartment property interests for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. To this end, in April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") to acquire equity interests in 23 real estate partnerships, which directly or indirectly own equity and/or debt interests in 26 residential apartment properties located in the southeast and mid-west United States. (See "Brief Description of Properties - Exchange Offering" and ITEM 2 - DESCRIPTION OF PROPERTIES below). The Trust is the sole general partner of the Operating Partnership and, as of May 15, 2001, owned 702,076 Operating Partnership Units, representing approximately 18% of the then outstanding Units. The Managing Shareholder of the Trust is Baron Advisors, Inc. (the "Managing Shareholder").

     The Trust intends to make regular quarterly pro rata distributions to its Shareholders of net income, if any, generated from investments in property interests. The Trust has elected to operate as a real estate investment trust ("REIT") for federal income tax purposes, provided, however, that if its Managing Shareholder determines, with the affirmative vote of a majority in interest of Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, that it is no longer in the best interests of the Trust to continue to qualify as a REIT, the Managing Shareholder may revoke or otherwise terminate the Trust's REIT election pursuant to applicable federal tax law.

     The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired. The Operating Partnership owns record title to properties or limited partnership interests or other equity interests in limited partnerships and other entities that own direct or indirect interests in properties. The Trust is the sole general partner of the Operating Partnership, and, in such capacity, the Trust controls the activities of the Operating Partnership. The operations of the Trust will be carried on through the Operating Partnership (and any other subsidiaries the Trust may have in the future), among other reasons, in order to
(i) enhance the ability of the Trust to qualify and maintain its status as a REIT for federal income tax purposes, and (ii) enable the Trust to indirectly acquire interests in residential apartment properties in exchange transactions, such as the Exchange Offering, that involve the exchange of Operating Partnership Units for limited partnership interests in limited partnerships which directly or indirectly own such property interests, and thereby provide the opportunity for deferral until a later date of any tax liabilities that sellers of partnership interests otherwise would incur if they received cash or Trust Common Shares in connection therewith. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of properties in which it acquires an interest.

     The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates.

     The executive offices of the Operating Partnership and the Trust are located in Cincinnati, Ohio at 7826 Cooper Road, Cincinnati, Ohio 45242. The main telephone number of the Operating Partnership and the Trust is (513) 984-5001.

Brief Description of Properties

   Acquired Properties

     Through the Operating Partnership, the Trust invests in direct or indirect equity or debt interests in residential apartment communities. As of December 31, 2000, the Trust had an indirect equity interest in four apartment communities (consisting of an aggregate of 309 apartment units) (individually an "Acquired Property" and collectively, the "Acquired Properties") that it acquired with the net proceeds of the Cash Offering. The Operating Partnership acquired other property interests in connection with the Exchange Offering described below under " - Exchange Offering." Three of the Acquired Properties were constructed during the 1980s and are comprised of one-story garden style apartment buildings of modular construction. One of the Acquired Properties is still under construction. As of May 15, 2001, 112 units of that property had been completed, 109 of such units have been rented and three units are in the rent-up stage. An additional 56 units are planned for completion by the end of 2001. The Acquired Properties are located in urban and suburban and secondary markets in Florida and Kentucky. During 2000, the average economic occupancy of the Acquired Properties was approximately 94.1% and the average monthly rent collected per occupied unit was approximately $550.

     The table below indicates the geographic locations of the Acquired Properties in which the Operating Partnership had an ownership interest at December 31, 2000:

         State             Sites      Properties        Units
         ------            -----      ----------        -----
         Florida              3             3             197
         Kentucky             1             1             112
                            ---           ---           -----
         Total                4             4             309
                            ===           ===           =====

   Exchange Offering

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners") which were controlled by Gregory K. McGrath, who is the Chief Executive Officer of the Trust, a principal unitholder of the Operating Partnership, and the Chief Executive Officer and sole stockholder and director of the Managing Shareholder of the Trust.

     Following the completion of the Exchange Offering, (i) the Exchange Partnerships continued to own the same property interests they owned prior to the offering, (ii) substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership, (iii) Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; (iv) the Corporate General Partner of each of the Exchange Partnerships has assigned to the Operating Partnership all of its economic interest in the partnership; and (v) Mr. McGrath has caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and the Trust controlled management of such partnerships.

     The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership interest in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships were owned entirely by the Operating Partnership (in the case of nine Exchange Partnerships in which all Exchange Limited Partners accepted the offering) and substantially all of the limited partnership interests in the other 14 Exchange Partnerships were owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Percentage
                                                         No. of Units                          No. of Units            of
                                                        Accepting the       Percentage of      Declining the      Outstanding
Name of Exchange Partnership                          Exchange Offering   Outstanding Units  Exchange Offering       Units
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund, Ltd.                      2,250.00             93.75%              30.00             1.25%
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund II, Ltd.                   1,600.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IV, Ltd.                   2,000.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund V, Ltd.                    2,340.00             97.50%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VI, Ltd.                   2,310.00             96.65%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund VIII, Ltd.                 2,400.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund IX, Ltd.                   2,364.00             98.50%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Investment Fund X, Ltd.                    2,350.00             97.62%              50.00             2.08%
-----------------------------------------------------------------------------------------------------------------------------
Baron Strategic Vulture Fund I, Ltd.                       1,800.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Brevard Mortgage Program, Ltd.                               575.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Central Florida Income Appreciation Fund, Ltd.             2,069.99             98.57%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund, Ltd.                          1,534.00             95.04%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund II, Ltd.                       1,890.00             94.50%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund III, Ltd.                      1,484.00             92.75%             116.00             7.25%
-----------------------------------------------------------------------------------------------------------------------------
Florida Capital Income Fund IV, Ltd.                       3,520.00             96.70%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Income Advantage Fund I, Ltd.                        925.00             98.40%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Income Appreciation Fund I, Ltd.                     190.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Florida Income Growth Fund V, Ltd.                         2,210.00             96.09%              90.00             3.91%
-----------------------------------------------------------------------------------------------------------------------------
Florida Opportunity Income Partners, Ltd.                    800.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
GSU Stadium Student Apartments, Ltd.                       1,862.10            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Lamplight Court of Bellefontaine Apartments, Ltd.            700.00            100.00%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Midwest Income Growth Fund VI, Ltd.                          560.00             93.33%                 --                --
-----------------------------------------------------------------------------------------------------------------------------
Realty Opportunity Income Fund VIII, Ltd.                    904.00             95.76%               5.00              .53%
-----------------------------------------------------------------------------------------------------------------------------

           Total                                          38,638.09             97.40%             291.00             0.73%
-----------------------------------------------------------------------------------------------------------------------------

     In the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage and other debt interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida, for $3,900,000. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

     Certain of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly own equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly own subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership currently owns an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. The Exchange Properties are described in further detail under ITEM 2 - DESCRIPTION OF PROPERTIES below.

     The number of Operating Partnership Units offered in the Exchange Offering in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Operating Partnership Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding is substantially identical since Unit holders, including recipients of Units in the Exchange Offering, will be entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares being offered by the Trust in the Cash Offering) have been registered under the Act. As of March 31, 2001, holders of 113,912 Units have elected to exchange their Units for an equivalent number of Common Shares.

Competition

     The apartment industry is highly competitive and fragmented with numerous owners and developers competing with the Operating Partnership and the Trust on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single-family homes provide alternatives to potential residents.

     The current portfolio of the Operating Partnership and the Trust is generally diversified across metropolitan areas throughout Florida, Georgia, Indiana, Kentucky and Ohio. The properties of the Operating Partnership and the Trust tend to be located in urban, suburban and secondary markets, where the Trust competes locally with other apartment communities.

Americans with Disabilities Act

     Properties in which the Operating Partnership and the Trust invest must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as residential apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Operating Partnership believes that the properties of the Operating Partnership and the Trust comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the results of operations of the Operating Partnership and the Trust could be adversely affected.

Environmental

     The Operating Partnership and the Trust are subject to Federal, state, and local environmental laws and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities. Such laws and regulations could affect the property interests acquired by the Operating Partnership and the Trust and to be acquired by them in the future and/or operate to reduce the number and attractiveness of investment opportunities available to them.

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

     The Operating Partnership and the Trust, where required, intend to retain a qualified environmental consultant to conduct an environmental investigation of each property that they consider for investment. If there is any indication of contamination, sampling of the property will be performed by the environmental consultant. The environmental investigation report will be reviewed by the Operating Partnership, the Trust and counsel prior to purchase of an interest in any property.

     The effect upon the Operating Partnership and the Trust of the application of the foregoing laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the financial conditions of the Operating Partnership and the Trust and their respective results of operations to date. The Operating Partnership is not aware of any environmental condition on any of the properties of the Operating Partnership or the Trust which is likely to have a material adverse effect on their respective financial condition and results of operations.

Employees

     The Trust and the Operating Partnership currently employ a total of 48 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

   Description of Properties

     The Operating Partnership and the Trust have executive and administrative offices, financial operations and a portion of property operations located in approximately 2,500 square feet at 7826 Cooper Road, Cincinnati, Ohio 45242. The space is subleased on a month-to-month basis from an affiliated entity. The Trust has approximately 5,000 square feet of leased space at 7809 Cooper Road, Cincinnati, Ohio 45242 which is sub-leased on a month-to-month basis to an affiliated company. The 7809 Cooper Road space was leased in July 1998 from Grammas Development, an unaffiliated entity, for a term of five years. The amount per square foot paid by and to the affiliated entities is the same, and is also the same amount as paid to the underlying lease holders. Management believes that the lease terms are competitive with commercial lease rates in the Cincinnati market.

   The Acquired Properties

     Set forth below is a description of the Operating Partnership's acquisition between June 1998 and June 1999 of beneficial interests in 67-unit, 80-unit, 50-unit and a 40% limited partnership interest in a 168-unit residential apartment properties located in Orlando, Lakeland and New Smyrna Beach, Florida, and Alexandria, Kentucky, respectively, and a limited partnership interest in 13 real estate partnerships managed by affiliates of the Managing Shareholder, including certain of the Exchange Partnerships, which own direct or indirect equity or debt interests in residential apartment properties (less than 4% in each case). By acquiring general and limited partnership interests in entities that own record title rather than direct record title when acquiring property interests, the Operating Partnership avoids certain costs, such as first mortgage assumption fees and recordation of title costs. The investments were made using net proceeds of the Trust's Cash Offering. Also described is a purchase agreement entered into by the Trust under which the Trust, subject to certain conditions, agreed to acquire two residential apartment properties (totaling 652 units) under development in Burlington and Louisville, Kentucky upon completion of construction. One of the properties has been sold by its owner, with the consent of the Trust.

     Heatherwood Apartments

     In June 1998, the Operating Partnership acquired the entire limited partnership interest in Heatherwood Kissimmee, Ltd., a Florida limited partnership (the "Heatherwood Partnership") which owns fee simple title to a 67-unit residential apartment property referred to as the Heatherwood Apartments
- Phase I (the "Heatherwood Property" located at 1005 Airport Road in Kissimmee, Florida 32741. In November 1997 an affiliate of the Operating Partnership, Baron Capital XLV, Inc., acquired the general partnership interest in the Heatherwood Partnership. Set forth below is certain information describing the property, first mortgage financing to which the property is subject and the acquisition by the Operating Partnership of beneficial ownership of the property.

     The Heatherwood Property, completed in 1981, consists of 17 studio/one bathroom units, 45 one bedroom/one bathroom units, and five two bedroom/one bathroom units. The property is situated on approximately 2.26 acres and has approximately 35,136 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2001 for each type of unit was approximately $445, $560 and $690, respectively, or $1.54, $.97 and $.79 per square foot, respectively. The average monthly occupancy rates for 1996, 1997, 1998, 1999, and 2000 were approximately 93%, 97%, 94%, 96%, and 98%, respectively. The average annual rental rate per unit for each of the last five years has been $5,628 (1996), $5,820 (1997), $6,060 (1998), $5,555 (1999), and $6,377 (2000).

     The Operating Partnership acquired the entire limited partnership interest in the Heatherwood Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of $830,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Heatherwood Property is subject to first mortgage financing with a current principal balance of approximately $1,900,000 (as of March 31, 2001). The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in February 2011. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,083,553. The monthly debt service payments are $8,847, or an annual amount of $106,164. The loan bears a fixed interest rate of 7.625% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

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

     The Heatherwood Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Heatherwood Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,506,169. Depreciation is taken on a straight-line basis over 30 years. The Heatherwood Property is taxed at 200 mills per $10,000 valuation, and the 2000 taxes due March 31, 2001 were $23,300. Estimated taxes on proposed improvements are not material.

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

     The Crystal Court Property, completed in 1986, consists of 20 studio/one bathroom units, 54 one bedroom/one bathroom units, and six two bedroom/one bathroom units. The property is situated on approximately 6.8 acres and has approximately 42,048 square feet of rentable area. The average unit size of the studio, one bedroom and two bedroom units is approximately 288, 576 and 864 square feet, respectively. The average monthly rental rate as of March 31, 2001 for each type of unit is approximately $329, $399 and $540, respectively, or $1.14, $.69 and $.62 per square foot, respectively. The average monthly occupancy rates for 1996, 1997, 1998, 1999 and 2000 were approximately 90%, 95%, 91%, 95%, and 95%, respectively. The average annual rental rate per unit for the Crystal Court Property for each of the last five years has been $4,356 (1996), $4,632 (1997), $4,812 (1998), $4,433 (1999), and $4,686 (2000).

     The Operating Partnership acquired the entire limited partnership interest in the Crystal Court Partnership from an unaffiliated third party, Rylex Capital, L.L.C., a Florida limited liability company, for a purchase price of approximately $704,000. The purchase price was based on an independent appraisal of the market value of the property plus the value of any additional assets, less all liabilities, and was approved by the Board of the Trust. The Crystal Court Property is subject to first mortgage financing with a current principal balance of approximately $1,433,790 (as of March 31, 2001). The mortgage is held by GMAC Commercial Mortgage Corp. The first mortgage loan matures in October 2004. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,366,490. The monthly debt service payments are $10,446, or an annual amount of $125,355. The loan bears a fixed interest rate of 7.5% and amortizes on a 30-year basis. The loan is prepayable with a prepayment fee equal to 1% of the then outstanding principal balance.

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

     The Crystal Court Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Crystal Court Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,600,696. Depreciation is taken on a straight-line basis over 30 years. The Crystal Court Property is taxed at 21.4 mills per $1,000 valuation, and the 2000 taxes due March 31, 2001 were $25,393. Estimated taxes on proposed improvements are not material.

     Riverwalk Apartments

     In September 1998, the Operating Partnership acquired the entire limited partnership interest in Riverwalk Enterprises, Ltd., a Florida limited partnership ("Riverwalk"), which owns fee simple title to a 50-unit residential apartment property located at 47 Jacaranda Cay Court, New Smyrna Beach, Florida 32169 (the "Riverwalk Property"). Simultaneously, an affiliate of the Operating Partnership, Riverwalk, LC, a Florida limited liability company, acquired the general partnership interest in Riverwalk. Gregory K. McGrath, the Chief Executive Officer of the Trust, is the manager of Riverwalk, LC. The Operating Partnership owns 99% of the membership interests in Riverwalk, LC. The remaining 1% membership interest is nominally held by the Managing Shareholder of the Trust, as agent for the Operating Partnership.

     The Riverwalk Property, completed in 1986, consists of 50 two bedroom units. Forty-five units have two bathrooms and five have one bathroom. The property is located directly on the intracoastal waterway and was originally built for condominium sale. The Operating Partnership will operate the property as a rental community for the indefinite future. Occupancy data for the years 1996 and 1997 for the Riverwalk Property is unavailable. The occupancy rates in 1998, 1999 and 2000 were 98%, 96% and 99%, respectively. As of March 31, 2001, the property was 92% occupied. The average monthly rental rate as of March 31, 2001 was approximately $570 for a one bath unit and $610 for a two bath unit. The property has 51,024 square feet of rentable space, or approximately 1,020 square feet on average per unit. The current rent per square foot is approximately $.59. The average annual rental rates for 1999 and 2000 were approximately $7,123 and $7,272 per unit, respectively.

     The Operating Partnership acquired the Riverwalk limited partnership interests from 12 unaffiliated individuals, and Riverwalk, LC acquired the Riverwalk general partnership interest from Riverwalk Enterprises, Inc. for a total purchase price of approximately $700,000. None of the principals of Riverwalk Enterprises is affiliated with the Trust or the Operating Partnership. The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. The sale was subject to a first mortgage of approximately $1,330,000, held by TMG Life Insurance Company. The current principal balance of the mortgage is approximately $1,547,967 (as of March 31, 2001). The mortgage matures in November 2004 and has a current interest rate of 8.77%. Assuming no prepayments of principal, the balance that will be due at maturity is approximately $1,411,716. The monthly debt service payments are $14,072, or an annual amount of $168,860. Prepayment is permitted at any time, subject however to a yield maintenance termination fee calculated in accordance with the terms of the loan.

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

     The Riverwalk Property is a residential community; there is no tenant who occupies 10% or more of the rentable square footage. There is no business, occupation or profession taking place on the Riverwalk Property. The property leases units for periods of no longer than one year. The federal tax depreciation basis as of June 30, 2000 is $1,460,476.

Depreciation is taken on a straight-line basis over 30 years. Riverwalk is taxed at 24.95 mills per $1,000 valuation and the 2000 taxes due March 31, 2001 were $35,323. Estimated taxes on proposed improvements are not material.

     The total cost of the acquisition to the Operating Partnership was approximately $655,000, which includes costs of the transaction, including a $200,000 commission paid to Prime One Realty Inc. An affiliate of Mr. McGrath received one- half of the commission from Prime One Realty Inc. The Operating Partnership borrowed $575,000 from I. Stanley Levine, Trustee, of Miami, Florida, in order to complete the acquisition. The Levine loan has been repaid in full.

     Alexandria Property

     During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. The aggregate purchase price was $1,285,000, and the Operating Partnership owned an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000. An affiliate of Mr. McGrath sold the partnership interest in the Alexandria Partnership to the Operating Partnership and also serves as its managing general partner. During the construction stage of the apartment property, the Operating Partnership's limited partnership interest in the Alexandria Partnership is entitled to an annual 12% preferential return which is senior to the other limited partnership interests and the general partner's nominal 1% interest.

     As of May 15, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented at an average annual rental rate of $7,453. The average monthly occupancy rates for 1998, 1999 and 2000 were 14%, 26% and 61%, respectively, based on all 168 units scheduled to be developed.

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

     In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by Gregory K. McGrath, the Chief Executive Officer of the Trust), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

     Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Trust determined to write off the Trust's investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

     Acquisition of Limited Partnership Interests

     In July 1998, the Operating Partnership also was admitted as a limited partner in 13 real estate limited partnerships managed by affiliates of the Managing Partnership, including certain of the Exchange Partnerships. The Operating Partnership acquired the interests in consideration of a capital contribution ranging from approximately $2,900 to $83,300 in each such partnership. The aggregate contribution made by the Operating Partnership was approximately $341,000. The percentage interest acquired by the Operating Partnership (less than 4% in each case) was calculated at fair market value. In each instance, the Operating Partnership agreed that its right to receive distributions from cash flow or from a capital event would be subordinate to the right of the existing limited partners to receive any preferred return described in the partnership agreement of the respective partnership. In addition, the Operating Partnership agreed with the Exchange Partnerships that the acquisition would not affect the valuation of the limited partnership interests for purposes of the Exchange Offering. These various partnerships have been accounted for on the cost method since their respective ownership interests represent less than

20% of the equity ownership therein. In addition, the partnerships will periodically assess the realizable value of these investments in order to ascertain that there has been no impairment in their recorded value.

     Contract to Acquire Two Additional Properties

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

     In connection with the transaction, the Trust (along with Mr. McGrath, its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, L.P. ("Borrower"), owner of the Burgundy Hills Property. As of March 31, 2001, approximately $6,477,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could elect to require the Trust to buy out the bank's position on the entire outstanding amount of the construction loan.

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently pursuing a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

     Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

   The Exchange Properties

     In the Exchange Offering, the Operating Partnership issued registered Units in exchange for substantially all limited partnership interests owned by individual limited partners (collectively, the "Exchange Limited Partners" and individually an "Exchange Limited Partner") in 23 limited partnerships (collectively referred to herein as the "Exchange Partnerships" and individually as an "Exchange Partnership") which directly or indirectly owned equity and/or subordinated mortgage or other debt interests in 26 residential apartment properties (collectively, the "Exchange Properties" and individually an "Exchange Property"). The actual partnership interest percentage owned by the Operating Partnership in each of the Exchange Partnerships immediately following the completion of the Exchange Offering is set forth in the table above under
ITEM 1. DESCRIPTION OF PROPERTIES - Brief Description of Properties - Exchange Offering. In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida, for $3,900,000. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

     Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties in which the Operating Partnership currently owns an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

     The sole asset of each of 12 of the Exchange Partnerships currently controlled by the Operating Partnership (individually, an "Exchange Equity Partnership" and collectively, the "Exchange Equity Partnerships") is record title to a residential apartment property or the entire limited partnership or other equity interest in a limited partnership or other entity which owns record title to a property. The sole asset of each of six of the Exchange Partnerships (individually, an "Exchange Mortgage Partnership" and collectively, the "Exchange Mortgage Partnerships") are the entire or an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests). Each of the remaining four Exchange Partnerships (individually, an "Exchange Hybrid Partnership" and collectively, the "Exchange Hybrid Partnerships") own a combination of (i) all or a portion of the direct or indirect equity interest in one or more properties and (ii) an undivided subordinated mortgage interest in one or more properties (and in one case, unsecured debt interests).

     Certain information relating to the 26 Exchange Properties involved in the Exchange Offering and mortgage indebtedness secured thereby is summarized in the tables set forth below.

                              Property Information
                            Equity Property Interests

The table set forth below summarizes certain information relating to each of the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed,
(iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2000, and (v) physical occupancy of each property as of December 31, 2000.

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Exchange Equity
Partnerships:

Baron Strategic       Steeplechase       Anderson,        1977       Total           72    3.20      47,280
Investment Fund II,   Apartments(1)      Indiana                      1 BR           12
Ltd.                                                                  2 BR           60

Central Florida       Laurel Oaks        Deland,          1986       Total           56    6.21      45,216
Income Appreciation   Apartments(1)      Florida                      1 BR           11
Fund, Ltd.                                                            2 BR           45

Florida Capital       Eagle Lake         Port             1987       Total           77    4.68      45,504
Income Fund, Ltd.     Apartments(1)      Orange,                      1 BR           73
                                         Florida                      2 BR            4

Florida Capital       Forest Glen        Daytona          1985       Total           52    6.85      62,692
Income Fund II, Ltd.  Apartments         Beach,                       2 BR           28
                      (Phase I)(2)       Florida                      3 BR           24

Florida Capital       Bridge Point       Jacksonville,    1986       Total           48    3.39      27,360
Income Fund III,      Apartments         Florida                     Studio           6
Ltd.                  (Phase II)(1)                                   1 BR           37
                                                                      2 BR            5

Florida Capital       Glen Lake          St.              1986       Total          144    7.16      79,200
Income Fund IV, Ltd.  Apartments(1)(8)   Petersburg,                  1 BR          144
                                         Florida

Florida Income        Forest Glen        Daytona          1985       Total           26    6.85      29,931
Advantage Fund I,     Apartments         Beach,                       2 BR           19
Ltd.                  (Phase III)(2)     Florida                      3 BR            7

Florida Income        Forest Glen        Daytona          1985       Total            8    6.85       9,166
Appreciation Fund     Apartments         Beach,                       2 BR            6
I, Ltd.               (Phase IV)(2)      Florida                      3 BR            2


                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
Exchange Equity
Partnerships:

Baron Strategic          Avg.        657      $429         $.65        80.6%
Investment Fund II,      1 BR        550
Ltd.                     2 BR        678

Central Florida          Avg.        807      $569         $.71        91.1%
Income Appreciation      1 BR        576
Fund, Ltd.               2 BR        864

Florida Capital          Avg.        591      $486         $.82        97.4%
Income Fund, Ltd.        1 BR        576
                         2 BR        864

Florida Capital          Avg.      1,205      $693         $.58        90.4%
Income Fund II, Ltd.     2 BR      1,075
                         3 BR      1,358

Florida Capital          Avg.        570      $467         $.82        95.8%
Income Fund III,        Studio       288
Ltd.                     1 BR        576
                         2 BR        864

Florida Capital          Avg.        550      $670         $1.21       69.4%
Income Fund IV, Ltd.     1 BR        550


Florida Income           Avg.      1,151      $678         $.59        92.3%
Advantage Fund I,        2 BR      1,075
Ltd.                     3 BR      1,358

Florida Income           Avg.      1,146      $675         $.59        87.5%
Appreciation Fund        2 BR      1,075
I, Ltd.                  3 BR      1,358

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Florida Income        Blossom Corners    Orlando,         1980       Total           70    3.67      39,300
Growth Fund V, Ltd.   Apartments         Florida                     Studio          15
                      (Phase I)(1)                                    1 BR           49
                                                                      2 BR            6
Florida Opportunity   Camellia Court     Daytona          1982       Total           60    5.15      34,848
Income Partners,      Apartments(1)      Beach,                       1 BR           59
Ltd.                                     Florida                      2 BR            1

GSU Stadium Student   Stadium Club       Statesboro,      1987       Total           60    3.50      50,736
Apartments, Ltd.      Apartments(1)      Georgia                     Studio           2
                                                                      3 BR            3
                                                                      4 BR           55

Midwest Income        Brookwood Way      Mansfield,       1974       Total           66    3.92      38,016
Growth Fund VI, Ltd.  Apartments(1)      Ohio                        Studio           3
                                                                      1 BR           60
                                                                      2 BR            3

Realty Opportunity    Forest Glen        Daytona          1985       Total           30    6.85      34,231
Income Fund VIII,     Apartments         Beach,                       2 BR           23
Ltd.                  (Phase II)(2)      Florida                      3 BR            7

Exchange Hybrid
Partnerships:

Baron Strategic       Pineview           Orlando,         1988       Total           91    4.38      46,656
Investment Fund VI,   Apartments(3)      Florida                     Studio          26
Ltd.                                                                  1 BR           59
                                                                      2 BR            6

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776
Investment Fund IX,   Phase I(4)         Florida                      1 BR           64
Ltd.                                                                  2 BR            8

Baron Strategic       Crystal Court      Lakeland,        1982       Total           72    4.5       43,776
Investment Fund X,    Phase I(5)         Florida                      1 BR           64
Ltd.                                                                  2 BR            8

                      Pineview           Orlando,         1988       Total           91    4.38      46,656
                      Apartments(6)      Florida                     Studio          26
                                                                      1 BR           59
                                                                      2 BR            6

                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------


Florida Income           Avg.        561      $520         $.93        94.3%
Growth Fund V, Ltd.     Studio       300
                         1 BR        600
                         2 BR        900
Florida Opportunity      Avg.        581      $445         $.77        93.3%
Income Partners,         1 BR        576
Ltd.                     2 BR        864

GSU Stadium Student      Avg.        860      $263         $.31        46.2%
Apartments, Ltd.        Studio       288
                         3 BR        880
                         4 BR        880

Midwest Income           Avg.        576      $378         $.66         97%
Growth Fund VI, Ltd.    Studio       288
                         1 BR        576
                         2 BR        864

Realty Opportunity       Avg.      1,141      $673         $.59        86.7%
Income Fund VIII,        2 BR      1,075
Ltd.                     3 BR      1,358

Exchange Hybrid
Partnerships:

Baron Strategic          Avg.        513      $596         $1.16       95.6%
Investment Fund VI,     Studio       288
Ltd.                     1 BR        576
                         2 BR        864

Baron Strategic          Avg.        608      $431         $.71        88.9%
Investment Fund IX,      1 BR        576
Ltd.                     2 BR        864

Baron Strategic          Avg.        608      $431         $.71        88.9%
Investment Fund X,       1 BR        576
Ltd.                     2 BR        864

                         Avg.        513      $596         $1.16       95.6%
                        Studio       288
                         1 BR        576
                         2 BR        864

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Lamplight Court of    Lamplight          Bellefontaine,   1973       Total           80    6.00      46,944
Bellefontaine         Apartments(7)      Ohio                        Studio          12
Apartments, Ltd.                                                      1BR            53
                                                                      2 BR           15
                                                                                --------  --------  -------
                      TOTAL

                      PROPERTIES:                                               1,012**   83.16     680,856
                                                                                ========  ========  =======




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------

Lamplight Court of       Avg.        587      $387         $.66        87.5%
Bellefontaine           Studio       288
Apartments, Ltd.         1 BR        576
                         2 BR        864
                                     -------  ----------   --------    --------
                                     673      $512         $.80        85.8%
                                     =======  ==========   =========   ========

----------
*    Includes only residential apartment units and excludes common areas.

** Properties in which more than one partnership has an interest are counted only once.

(1) Partnership owns the entire limited partnership interest in a limited partnership which holds fee simple title to the property.

(2) Partnership owns beneficial interest in an unrecorded land trust which holds fee simple title to the property.

(3) Partnership owns (i) a 57.29% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(4) Partnership owns (i) a 44.96% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(5) Partnership owns (i) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the property and (i) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(6) Partnership owns (i) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) debt interests in other property described below in "Mortgage Information - Mortgage Properties" table.

(7) Partnership owns (i) a 31.7% limited partnership interest in a limited partnership which holds fee simple title to the property and (ii) a debt interest in the property described below in "Mortgage Information - Mortgage Properties" table.

(8)  The Operating Partnership completed the sale of this property in April
     2001.

                              Property Information
                             Debt Property Interests

The table set forth below summarizes certain information relating to each of the 11 properties in which Exchange Mortgage Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering own a mortgage interest, including (i) the name of the respective partnership, (ii) the name and location of each property, (iii) the year each property was completed, (iv) the number of units, acreage, rentable area, average unit size and average rental rate per unit and per square feet of rentable area as of December 31, 2000, and (v) physical occupancy of each property as of December 31, 2000.

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
Exchange Mortgage
Partnerships:

Baron Strategic       Blossom Corners    Orlando,         1981       Total       68      3.51        38,100
Investment Fund,      Apartments         Florida                    Studio       16
Ltd.                  (Phase II)(1)                                  1 BR        45
                                                                     2 BR         7

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(1 )       Ohio          quarter       2 BR
                                                          2003       3 BR

Baron Strategic       Country Square     Tampa,           1981       Total       73      4.56        40,032
Investment Fund IV,   Apartments         Florida                    Studio       14
Ltd.                  (Phase I)(1)                                   1 BR        52
                                                                     2 BR         7

Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568
Investment Fund V,    Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(1)                                  1 BR        26
                                                                     2 BR         1

                      Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776
                      Apartments(1)      Florida                    Studio       16
                                                                     1 BR        59
                                                                     2 BR         6

Baron Strategic       Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176
Investment Fund       Apartments         Florida                    Studio       10
VIII, Ltd.            (Phase II)(2)                                 1 BR/1B      26
                                                                    2 BR/1B       4
                                                                    2 BR/2B       1



                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
Exchange Mortgage
Partnerships:

Baron Strategic          Avg.         557      $534         $.96        88.1%
Investment Fund,        Studio        300
Ltd.                     1 BR         600
                         2 BR         864

                         Avg.       1,325        --           --          --
                         2 BR
                         3 BR

Baron Strategic          Avg.         548      $482         $.88        98.6%
Investment Fund IV,     Studio        288
Ltd.                     1 BR         576
                         2 BR         864

Baron Strategic          Avg.         532      $478         $.90        100.0%
Investment Fund V,      Studio        288
Ltd.                     1 BR         576
                         2 BR         864

                         Avg.         540      $468         $.87        97.5%
                        Studio        288
                         1 BR         576
                         2 BR         864

Baron Strategic          Avg.         541      $538         $.99        90.2%
Investment Fund         Studio        288
VIII, Ltd.              1 BR/1B       576
                        2 BR/1B       864
                        2 BR/2B       864



                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
                      Longwood           Cocoa,           1981       Total       59      4.00        36,288
                      Apartments         Florida                     1 BR        51
                      (Phase I)(1)                                   2 BR         8

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(1)        Ohio          quarter       2 BR
                                                          2003       3 BR

Baron Strategic       Curiosity Creek    Tampa,           1982       Total       81      4.51        43,776
Vulture Fund I, Ltd.  Apartments(1)      Florida                    Studio       16
                                                                     1 BR        59
                                                                     2 BR         6
Brevard Mortgage      Meadowdale         Melbourne,       1984       Total       64      4.81        39,168
Program, Ltd.         Apartments(1)      Florida                     1 BR        56
                                                                     2 BR         8

Exchange Hybrid
Partnerships

Baron Strategic       Candlewood         Tampa,           1988       Total       33      2.75        17,568
Investment Fund VI,   Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(3)                                  1 BR        26
                                                                     2 BR         1

                      Country Square                      1981       Total       73      4.56        40,032
                      Apartments         Tampa,                     Studio       14
                      (Phase I)(3)       Florida                     1 BR        52
                                                                     2 BR         7

                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
                      Apartments         Florida                    Studio        8
                      (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16


Baron Strategic       Candlewood         Tampa,           1984       Total       33      2.75        17,568
Investment Fund IX,   Apartments         Florida                    Studio        6
Ltd.                  (Phase II)(3)                                  1 BR        26
                                                                     2 BR         1




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------
                          Avg.         615      $454         $.74        91.5%
                          1 BR         576
                          2 BR         864

                          Avg.       1,325        --           --          --
                          2 BR
                          3 BR

Baron Strategic           Avg.         540      $468         $.87        97.5%
Vulture Fund I, Ltd.     Studio        288
                          1 BR         576
                          2 BR         864
Brevard Mortgage          Avg.         612      $411         $.67        84.4%
Program, Ltd.             1 BR         576
                          2 BR         864

Exchange Hybrid
Partnerships

Baron Strategic           Avg.         532      $478         $.90         100%
Investment Fund VI,      Studio        288
Ltd.                      1 BR         576
                          2 BR         864

                          Avg.         548      $482         $.88        98.6%
                         Studio        288
                          1 BR         576
                          2 BR         864

                          Avg.         601      $481         $.80        92.4%
                         Studio        288
                          1 BR         576
                          2 BR         864


Baron Strategic           Avg.         532      $478         $.90         100%
Investment Fund IX,      Studio        288
Ltd.                      1 BR         576
                          2 BR         864

                           Name of
                         Residential
                          Apartment                                                                Approx.
                        Property (and                                                              Rentable
                            type                         Year                            Approx      Area
Partnership             of interest)     Location      Completed       No. of Units       Acres    (Sq. Ft.)*
-----------             ------------     --------      ---------       ------------       -----    ---------
                      Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
                      Apartments         Florida                    Studio        8
                      (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16

                      Villas at Lake     Cincinnati,   Est. 4th      Total      164      20.2       217,300
                      Sycamore(3)        Ohio          quarter
                                                          2003

Baron Strategic       Garden Terrace     Tampa,           1983       Total       91      6.00        54,720
Investment Fund X,    Apartments         Florida                    Studio        8
Ltd.                  (Phase III)(3)                                 1 BR        67
                                                                     2 BR        16

                      Heatherwood        Kissimmee,       1982       Total       41      2.26        22,176
                      Apartments         Florida                    Studio       10
                      (Phase II)(2)                                  1 BR        26
                                                                    2 BR/1B       4
                                                                    2 BR/2B       1

Lamplight Court of    Lamplight          Bellefontaine,   1973       Total       80      6.00        46,944
Bellefontaine         Apartments(4)      Ohio                       Studio       12
Apartments, Ltd.                                                     1 BR        53
                                                                     2 BR        15

                                                                              ------ ------------- -----------
                      TOTAL
                      PROPERTIES(5)                                             590     42.48       338,772
                                                                              ====== ============= ===========




                                                 12/31/2000          Physical
                                               Average Rental        Occupancy
                       Avg. Unit Size           Rates/Month           as of
Partnership               (Sq. Ft.)       (Per Unit) (Per Sq. Ft.)   12/31/2000
-----------               ---------       ------------------------   ----------

                        Avg.         601      $481         $.80        92.4%
                       Studio        288
                        1 BR         576
                        2 BR         864

                        Avg.       1,325        --           --          --



Baron Strategic         Avg.         601      $481         $.80        92.4%
Investment Fund X,     Studio        288
Ltd.                    1 BR         576
                        2 BR         864

                        Avg.         541      $538         $.99        90.2%
                       Studio        288
                        1 BR         576
                       2 BR/1B       864
                       2 BR/2B       864

Lamplight Court of      Avg.         587      $387         $.66        87.5%
Bellefontaine          Studio        288
Apartments, Ltd.        1 BR         576
                        2 BR         864

                                 -------- ------------- ------------ -----------

      TOTAL
      PROPERTIES(5)                  569      $466         $.82        92.0%
                                 ======== ============= ============ ===========

----------
*    Includes only residential apartment units and excludes common areas.

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

                              Mortgage Information
                            Equity Property Interests

The table below sets forth certain information relating to the first mortgage (and in one case, second mortgage) indebtedness secured by or associated with the 16 properties in which Exchange Equity Partnerships and Exchange Hybrid Partnerships involved in the Exchange Offering directly or indirectly own an equity interest, including (i) name of partnership, (ii) name and location of the properties, (iii) principal balances as of December 31, 2000, (iv) interest rates, (v) annual debt service, (vi) amortization term, (vii) maturity dates,
(viii) balances due on maturity, (ix) monthly payments, and (x) name of lending institution.


                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
Exchange Equity
Partnerships:

Baron Strategic    Steeplechase    Anderson,      $1,350,438   Yrs. 1-2:    $107,832
Investment Fund    Apartments      Indiana                        7.25%
II, Ltd.                                                       Yrs  3-4:
                                                                  7.75%

                                                               Yrs. 5-10:
                                                                   8.25%

Central Florida    Laurel Oaks     Deland,         1,563,307       6.54%     121,863
Income             Apartments      Florida
Appreciation
Fund, Ltd.

Florida Capital    Eagle Lake      Port            1,390,496       8.56%     145,669
Income Fund, Ltd.  Apartments      Orange,
                                   Florida

Florida Capital    Forest Glen     Daytona         1,741,653       7.01%     125,696
Income Fund II,    Apartments      Beach,
Ltd.               (Phase I)       Florida

Florida Capital    Bridge Point    Jacksonville,     695,635       9.52%      77,183
Income Fund III,   Apartments      Florida
Ltd.               (Phase II)

Florida Capital    Glen Lake       St.             2,617,088       9.55%     296,046
Income Fund IV,    Apartments      Petersburg,       349,468       8.00%      34,728
Ltd.               (Sold in        Florida           (second
                   4/2001)                           mortgage)

Florida Income     Forest Glen     Daytona           870,827       7.01%      71,649
Advantage          III             Beach, FL
Fund I

                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships:

Baron Strategic       $8,986       30 years      10/06    $1,170,075  Crown Bank
Investment Fund
II, Ltd.





Central Florida       10,155       30 years      12/28            --  Prudential Mortgage
Income                                                                Capital
Appreciation
Fund, Ltd.

Florida Capital       12,139       25 years      11/05     1,268,636  Column Financial, Inc.
Income Fund, Ltd.


Florida Capital       10,475       30 years      3/05      1,641,716  Prudential Mortgage
Income Fund II,                                                       Capital
Ltd.

Florida Capital        6,431       25 years      7/06        625,327  Huntington Mortgage Co.
Income Fund III,
Ltd.

Florida Capital       24,670       25 years      5/00      2,587,230  Republic Bank
Income Fund IV,        2,894       25 years      5/05        302,862  Glen Lake Arms
Ltd.                                                                  Joint Venture

Florida Income         5,971       30 years      3/05        817,310  Prudential Mortgage
Advantage                                                             Capital
Fund I

                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
 Exchange Equity
 Partnerships:

Florida Income     Forest Glen     Daytona          $267,947     7.01%      $19,337
Appreciation       Apartments      Beach,
Fund I, Ltd.       (Phase IV)      Florida

Florida Income     Blossom         Orlando,          995,108     9.04%      106,084
Growth Fund V,     Corners         Florida
Ltd.               Apartments
                   (Phase I)

Florida            Camellia        Daytona         1,042,494      9.04%     111,132
Opportunity        Court           Beach,
Income Partners,   Apartments      Florida
Ltd.

GSU Stadium        Stadium Club    Statesboro,     1,671,649      7.87%     160,346
Student            Apartments      Georgia
Apartments, Ltd.

Midwest Income     Brookwood Way   Mansfield,      1,020,167      9.04%     108,612
Growth Fund VI,    Apartments      Ohio
Ltd.

Realty             Forest Glen     Daytona         1,004,800      7.01%      72,517
Opportunity        Apartments      Beach,
Income Fund        (Phase II)      Florida
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic    Pineview        Orlando,        1,572,385      7.75%     139,271
Investment Fund    Apartments      Florida
VI, Ltd.

Baron Strategic    Crystal Court   Lakeland,       1,184,379      7.50%     102,533
Investment Fund    Apartments      Florida
IX, Ltd.           (Phase I)


                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Equity
Partnerships:

Florida Income        $1,611       30 years      3/05     $251,112    Prudential Mortgage
Appreciation                                                          Capital
Fund I, Ltd.

Florida Income         8,840       25 years      11/06    $882,430    Column Financial, Inc.
Growth Fund V,
Ltd.


Florida                9,261       30 years      11/06     913,346    Column Financial, Inc.
Opportunity
Income Partners,
Ltd.

GSU Stadium           13,362       30 years      10/05     1,520,599  GMAC
Student
Apartments, Ltd.

Midwest Income         9,051       25 years      12/06       890,263  Mellon Bank
Growth Fund VI,
Ltd.

Realty                 6,043       30 years      3/05        943,051  Prudential Mortgage
Opportunity                                                           Capital
Income Fund
VIII, Ltd.

Exchange Hybrid
Partnerships:

Baron Strategic       11,606       30 years      11/04     1,493,008  GMAC
Investment Fund
VI, Ltd.

Baron Strategic        8,544        30 years      11/04    1,126,207  GMAC
Investment Fund
IX, Ltd.

                                                 12/31/2000                Annual
                                                  Principal   Interest      Debt
 Partnership       Property        Location        Balance        Rate     Payment
 -----------       --------        --------        -------        ----     -------
Exchange Hybrid
Partnerships:

Baron Strategic    Crystal Court   Lakeland,      $1,184,379      7.50%    $102,533
Investment Fund    Apartments      Florida
X, Ltd.            (Phase I)

                   Pineview        Orlando,        1,572,385      7.75%     139,271
                   Apartments      Florida

Lamplight Court    Lamplight       Bellefontaine   1,326,811      9.04%     135,660
of Bellefontaine   Court           Ohio
Apts., Ltd.

                                                 ------------           -----------
                   TOTAL
                   PROPERTIES:                   $20,664,652            $ 1,936,158
                                                 ============           ===========


                                                           Balance
                     Monthly     Amortization  Maturity     Due On
 Partnership         Payment        Term        Date       Maturity    Lender
 -----------         -------        ----        ----       --------    ------
Exchange Hybrid
Partnerships:

Baron Strategic       $8,544       30 years      11/04    $1,126,207  GMAC
Investment Fund
X, Ltd.

                      11,606       30 years      11/04     1,493,008  GMAC


Lamplight Court       11,305       25 years      11/06     1,158,349  Column Financial
of Bellefontaine
Apts., Ltd.

  TOTAL          ------------                          -------------
  PROPERTIES:       $161,344                             $17,883,983
                 ============                          =============

                              Mortgage Information
                               Mortgage Properties

     The table below sets forth certain information relating to the second mortgage loans (and in one case other debt interests) owned by each of the six Exchange Mortgage Partnerships and the four Exchange Hybrid Partnerships substantially all of whose limited partnership interests the Operating Partnership acquired in the Exchange Offering, including (i) the name of the lending Exchange Partnership, (ii) the name, location and number of units of the underlying residential apartment property securing the first and second mortgages, (iii) the name of the debtor, (iv) the original principal amount of the second mortgage loan(s) held by the Exchange Partnership and the principal balance as of December 31, 2000 and due at maturity, (v) the undivided interests of other Exchange Partnerships in the second mortgage loans or the principal balance as of December 31, 2000 of other second mortgage loans secured by the property and owned by other Exchange Partnerships, (vi) the second mortgage loan interest rate, maturity date, annual and monthly interest payable and participation features, if any, and (vii) the principal balance of the institutional first mortgage loan secured by the property as of December 30, 2000 and the terms thereof.

     Additional information relating to the underlying residential apartment property securing each second mortgage loan described and the first mortgage loan with a senior position ahead of the second mortgage loan is set forth above at "Property Information - Debt Property Interests." The debtors of substantially all of the second mortgage loans and other loans provided or acquired by the Exchange Mortgage Partnerships and the Exchange Hybrid Partnerships are limited partnerships which own fee simple title to the property which secures such mortgage loans. Affiliates of Mr. McGrath are the corporate general partners of the debtor partnerships and in such capacity own a minority economic interest (2%-20%) in such partnerships which is subordinate to the preferred returns of the limited partners in such partnerships. Mr. McGrath or an affiliate own substantially all of the general partnership interest in each of the debtor partnerships. Each second mortgage note described is non-recourse beyond the property and/or other assets owned by the debtors.

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

--------------------------------------------------------------------------------
1.   Blossom Corners Second Mortgage Loans:
--------------------------------------------------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Blossom Corners Apartments - Phase II (68
                                       units) Orlando, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Blossom Corners Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $977,645
-------------------------------------- -----------------------------------------
12/31/2000 principal balance

(accrued unpaid interest):             $720,696 ($0)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $720,696
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $622,103 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal
                                       balance to the extent of any available
                                       cash flow during the year and additional
                                       non-cumulative participation interest
                                       equal to 30% of any remaining available
                                       cash flow during the year), (ii)
                                       adjustable interest rate of 1% over the
                                       prime rate (current adjustable rate of
                                       8.75%) as to $68,861 of principal, and
                                       (iii) fixed interest rate of 12% as to
                                       $160,002 of principal. The loans require
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/02
-------------------------------------- -----------------------------------------
Annual interest payable:               $62,552 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $4,962
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,069,989; the loan matures in 3/02,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,050,024, bears interest at a fixed
                                       annual rate of 8.24%, has annual and
                                       monthly debt service requirements  of
                                       $106,824 and $8,902, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable subject to a prepayment
                                       penalty equal to 1% of amount prepaid
                                       prior to third anniversary of loan.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of an unrecorded second
                                       mortgage note with a principal balance of
                                       $622,103, an unsecured promissory note
                                       with a principal balance of $68,861, an
                                       unsecured demand note with a principal
                                       balance of $130,270 and advances of
                                       $29,732. On 12/15/98, the debtor restated
                                       and amended the $622,103 second mortgage
                                       note and the $68,861 unsecured promissory
                                       note and made a new promissory note in
                                       favor of the Exchange Partnership in the
                                       original principal amount of $160,002 (to
                                       consolidate the $130,270 demand note and
                                       advances of $29,732). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the unsecured notes at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the unsecured notes with a
                                       second mortgage on the property.
-------------------------------------- ----------------------------------------

--------------------------------------------------------------------------------
2.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
Units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $230,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
Exchange Partnership's 100%
interest in loan (accrued unpaid
interest):                             $230,000  ($68,733)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $230,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $341,500  ($67,893)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $27,600
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,300
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other terms:              at an annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires
                                       payments of interest only until maturity
                                       and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund VIII, Ltd. and
                                       Baron Strategic Investment Fund IX, Ltd.,
                                       own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that they are in the
                                       principal amounts of $98,000 and $243,500
                                       (with accrued unpaid interest in the
                                       amounts of $18,885 and $50,940),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
-------------------------------------- -----------------------------------------

                    Baron Strategic Investment Fund IV, Ltd.

This Exchange Partnership owns two unrecorded second mortgage loans secured by the Country Square Property-Phase I described below. The Exchange Partnership's interest in the second mortgage loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Country Square Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Country Square Apartments - Phase I (73
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Country Square Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100% interest
in loans:                              $1,372,237
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,364,549  ($410,623)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,364,549
-------------------------------------- -----------------------------------------
Second mortgage loan interests of      In 3/97, the Exchange Partnership
another Exchange Partnership:          received a loan with a current principal
                                       balance of $259,639 (with accrued unpaid
                                       interest of $115,250) from Baron
                                       Strategic Investment Fund VI, Ltd.
                                       ("Baron Fund VI"). The Exchange
                                       Partnership, in turn, lent the loan
                                       proceeds to the debtor as part of the
                                       Country Square Second Mortgage Loans. The
                                       loan from Baron Fund VI bears interest at
                                       the rate of 15%, payable monthly, matures
                                       in 9/02 and is secured by the Exchange
                                       Partnership's interest in two second
                                       mortgage notes and a second mortgage.
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/08
-------------------------------------- -----------------------------------------
Annual interest payable:               $163,746
-------------------------------------- -----------------------------------------
Monthly interest payable:              $13,645
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,557,370; the loan matures in 3/08, has
first mortgage loan secured by         a balance due at maturity of $1,385,953,
property and other terms:              bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis and is prepayable after
                                       the fourth anniversary of the loan,
                                       subject to yield maintenance until the
                                       sixth month prior to maturity, when it
                                       can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $1,192,987
                                       and an unsecured demand note with a
                                       principal balance of $179,250. On
                                       12/15/98, the debtor restated and amended
                                       the notes and the debtor and the Exchange
                                       Partnership entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note at the same maturity date as
                                       the second mortgage note, in exchange for
                                       the debtor's agreement to secure its
                                       repayment obligation on the demand note
                                       with a second mortgage on the Country
                                       Square Property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $21,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $21,000  ($6,490)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $21,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $143,500  ($41,902)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund VI, Ltd.
Exchange Partnerships in Property:     ("Baron Fund VI") and Baron Strategic
                                       Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's second mortgage
                                       loans are $68,000 (accrued unpaid
                                       interest of $20,009) and $75,500 (accrued
                                       unpaid interest of $21,893),
                                       respectively; the annual (and monthly)
                                       payments due them are $8,160 ($680) and
                                       $9,060 ($755), respectively. The other
                                       terms relating to Baron Fund VI's and
                                       Baron Fund IX's second mortgage loans are
                                       the same as stated herein in respect of
                                       the Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $2,520
-------------------------------------- -----------------------------------------
Monthly interest payable:              $210
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233  ($72,094); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (12.8% of amount)             $533,678, bears interest at a fixed
and other terms:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $21,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund
                                       VI and Baron Fund IX with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
2.   Curiosity Creek Second Mortgage Loans:
-------------------------------------- -----------------------------------------

Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of Exchange
Partnership's undivided 26.3% interest
in three loans and a 100% interest in
one loan:                              $474,703
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $474,703  ($53,403)

-------------------------------------- -----------------------------------------
Balance due at maturity:               $474,703
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 73.7% in three loans and a
100% interest in one loan (accrued
unpaid interest):                      $1,243,847  ($167,783)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Vulture Fund I, Ltd.
Partnerships in second mortgage        ("Baron Vulture Fund") owns the remaining
loans:                                 undivided 73.7% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans").The
                                       aggregate original principal balance,
                                       aggregate 12/31/2000 principal balance,
                                       and aggregate balance due at maturity in
                                       respect of Baron Vulture Fund's interest
                                       in the loans is $1,229,575 (accrued
                                       unpaid interest of $167,783); the
                                       aggregate annual and monthly payments due
                                       it are $105,149 and $8,762, respectively.
                                       The other terms relating to Baron Vulture
                                       Fund's interest in the loans are the same
                                       as stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $212,227 of principal(plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow, plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $108,899 of principal, (iii)
                                       fixed interest rate of 12.5% as to
                                       $109,325 of principal and (iv) fixed
                                       interest rate of 12% as to $44,253 of
                                       principal. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $41,238 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $3,437
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,258,030 ($330,862); the loan matures
first mortgage loan secured by         in 4/08, has a balance due at maturity of
property (26.3% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it may be prepaid at par.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with a an aggregate principal
                                       balance of $830,360 and advances in the
                                       amount of $66,171. On 12/15/98, the
                                       debtor, the Exchange Partnership and
                                       Baron Vulture Fund entered into a
                                       mortgage modification agreement pursuant
                                       to which the Exchange Partnership and
                                       Baron Vulture Fund agreed to set the
                                       maturity date on the demand notes and the
                                       advances at the same maturity date as the
                                       second mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Curiosity Creek Property.
-------------------------------------- -----------------------------------------
3.   Sunrise Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Sunrise Apartments - Phase I (60 units)
                                       Titusville, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Sunrise Apartments I, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,036,450
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,031,801 ($54,406)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,031,801
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $335,000 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) fixed interest
                                       rate of 4% as to $621,515 of principal,
                                       and (iii) fixed interest rate of 12% as
                                       to $16,000 of principal. The loans
                                       require payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $53,995 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $4,500
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,006,107; the loan matures in 1/05, has
first mortgage loan secured by         a balance due at maturity of $932,217,
property and other terms:              bears interest at a fixed annual rate of
                                       7.5%, has annual and monthly debt service
                                       requirements of $174,020 and $14,502,
                                       respectively, amortizes on a 30-year
                                       basis, and is payable after the fourth
                                       anniversary of the loan, subject to yield
                                       maintenance until the sixth month prior
                                       to maturity, when it can be prepaid at
                                       par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans secured by the Sunrise Property
                                       (the "Sunrise Second Mortgage Loans")
                                       consisted of a second mortgage note with
                                       a principal balance of $335,000, two
                                       unsecured demand notes with an aggregate
                                       principal balance of $622,982 and
                                       advances in the amount of $73,819. On
                                       12/15/98, the debtor restated and amended
                                       the second mortgage note and the demand
                                       notes and created a new promissory note
                                       in favor of the Exchange Partnership in
                                       the original principal amount of $16,000
                                       (to cover prior advances). The debtor and
                                       the Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand notes and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the unsecured
                                       notes and advances with a second mortgage
                                       on the Sunrise Property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.  Heatherwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
58% interest in loans:                 $206,260
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $149,180  ($0)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $149,180
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 42% in loans (accrued
unpaid interest):                      $155,787  ($25,545)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund X, Ltd.
Partnership in second mortgage         ("Baron Fund X") owns the remaining
loans:                                 undivided 42% interest in the second
                                       mortgage loans secured by the Heatherwood
                                       Property and in the unsecured loans
                                       associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Fund X's interest in the
                                       Heatherwood Loans is $155,787 (accrued
                                       unpaid interest of $25,544); the
                                       aggregate annual (and monthly) payments
                                       due it are $9,710 ($809). The other terms
                                       relating to Baron Fund X's interest in
                                       the Heatherwood Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $188,500 of principal (plus
                                       non-cumulative participation interest at
                                       the rate of 3% on the unpaid principal to
                                       the extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $1,010 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $16,749 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/04
-------------------------------------- -----------------------------------------
Annual interest payable:               $13,408 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $1,117
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $668,543 ($387,757); the loan matures in
first mortgage loan secured by         11/04, has a balance due at maturity of
property (58% of amount) and other     $655,856, bears interest at a fixed
terms:                                 annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
2.   Longwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Longwood Apartments - Phase I (59 units)
                                       Cocoa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Longwood Apartments I, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $969,268
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest ):            $969,268  ($152,137)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $969,268
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $368,558 of principal (plus
                                       non-cumulative participation
                                       interest at the rate of 3% on the unpaid
                                       principal to the extent of available cash
                                       flow plus additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow), (ii)
                                       adjustable interest rate of 1% over prime
                                       rate (currently 8.75%) as to $526,465 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $74,245 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $77,088 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $6,424
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,005,661; the loan matures in 11/04,
first mortgage loan secured by         has a balance due at maturity of
property and other terms:              $1,204,545, bears interest at a fixed
                                       annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $89,150 and $7,429, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Longwood Second
                                       Mortgage Loans consisted of a second
                                       mortgage note with a principal balance of
                                       $368,558, an unsecured demand note with a
                                       principal balance of $526,465, and
                                       advances of $74,245. On 12/15/98, the
                                       debtor restated and amended the second
                                       mortgage note and the demand note and
                                       created a new promissory note in the
                                       original principal amount of $74,245 (to
                                       cover prior advances). The debtor and the
                                       Exchange Partnership also entered into a
                                       mortgage modification agreement. Pursuant
                                       to the arrangement, the Exchange
                                       Partnership agreed to set the maturity
                                       date on the demand note and the advances
                                       at the same maturity date as the second
                                       mortgage note, in exchange for the
                                       debtor's agreement to secure its
                                       repayment obligations on the demand note
                                       and advances with a second mortgage on
                                       the Longwood Property.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $98,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $98,000  ($18,885)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $98,000
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $473,500  ($119,673)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $11,760
-------------------------------------- -----------------------------------------
Monthly interest payable:              $980
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other terms:              at an annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires
                                       payments of interest only until maturity
                                       and is prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships,
                                       Baron Strategic Investment Fund, Ltd. and
                                       Baron Strategic Investment Fund IX, Ltd.,
                                       own separate second mortgage notes
                                       secured by the property with the same
                                       terms except that they have principal
                                       amounts of $230,000 and $243,500 (and
                                       accrued unpaid interest of $68,733 and
                                       $50,940), respectively. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgage on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
Curiosity Creek Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Curiosity Creek Apartments (81 units)
                                       Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Curiosity Creek Apartments, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of Exchange
Partnership's undivided 73.7% interest
in three loans and 100% interest in
one loan:                              $1,243,847
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,243,847  ($167,783)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,243,847
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 26.3% in three loans and
100% interest in one loan (accrued
unpaid interest):                      $438,097  ($53,403)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund V, Ltd.
Partnership in second mortgage         ("Baron Fund V") owns the remaining
loans:                                 undivided 26.3% interest in three second
                                       mortgage loans and a 100% interest in one
                                       second mortgage loan secured by the
                                       Curiosity Creek Property ("Curiosity
                                       Creek Second Mortgage Loans"). The
                                       aggregate original principal balance,
                                       aggregate 12/31/2000 principal balance,
                                       and aggregate balance due at maturity in
                                       respect of Baron Fund V's interest in the
                                       Curiosity Creek Second Mortgage Loans is
                                       $438,097 (accrued unpaid interest of
                                       $53,403); the aggregate annual and
                                       monthly payments due it are $41,238 and
                                       $3,437, respectively. The other terms
                                       relating to Baron Fund V's interest in
                                       the Curiosity Creek Second Mortgage Loans
                                       are the same as stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $595,333 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 30% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of prime plus 1% (currently
                                       8.75%) as to $305,407 of principal, (iv)
                                       fixed interest rate of 12.5% as to
                                       $306,675 of principal, and (iii) fixed
                                       interest rate of 12% as to $36,431 of
                                       principal. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         4/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $105,149 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $8,762
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,258,030 ($927,168); the loan matures
first mortgage loan secured by         in 4/08, has a balance due at maturity of
property (73.7% of amount)             $1,122,800, bears interest at the fixed
and other terms:                       annual rate of 7.28%, has annual and
                                       monthly debt service requirements of
                                       $106,737 and $8,895, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it may be prepaid at par.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Curiosity Creek
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $807,560, two unsecured demand
                                       notes with an aggregate principal balance
                                       of $830,360 and advances in the amount of
                                       $66,171. On 12/15/98, the debtor, the
                                       Exchange Partnership and Baron Fund V
                                       entered into a mortgage modification
                                       agreement pursuant to which the Exchange
                                       Partnership and Baron Fund V agreed to
                                       set the maturity date on the demand notes
                                       and the advances at the same maturity
                                       date as the second mortgage note, in
                                       exchange for the debtor's agreement to
                                       secure its repayment obligations on the
                                       unsecured notes and advances with a
                                       second mortgage on the Curiosity Creek
                                       Property.
-------------------------------------- -----------------------------------------

                         Brevard Mortgage Program, Ltd.

The Exchange Partnership owns three unrecorded second mortgage loans secured by the Meadowdale Property described below. The Exchange Partnership's interest in the Second Mortgage Loans, terms of the first mortgage loan secured by the property, and other information are described below.

--------------------------------------------------------------------------------
Meadowdale Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Meadowdale Apartments (64 units)
                                       Melbourne, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Florida Opportunity Income Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $1,048,861
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $1,048,861  ($203,796)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $1,048,861
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
amortization provisions:               $752,747 of principal (plus non-
                                       cumulative participation interest at the
                                       rate of 3% on the unpaid principal to the
                                       extent of available cash flow plus
                                       additional non-cumulative participation
                                       interest equal to 20% of any remaining
                                       available cash flow), (ii) adjustable
                                       interest rate of 1% over prime rate
                                       (currently 8.75%) as to $271,923 of
                                       principal and (iii) fixed rate of 12% as
                                       to $24,191 of principal.
-------------------------------------- -----------------------------------------
Maturity date:                         10/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $71,861 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $ 5,988
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $914,071; the loan matures in 7/01, has a
first mortgage loan secured by         balance due at maturity of $905,918,
property and other terms:              bears interest at a fixed annual rate of
                                       8.75%, has annual and monthly debt
                                       service requirements of $93,935 and
                                       $7,828, respectively, amortizes on a
                                       22-year basis, and is prepayable
                                       without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the second mortgage
                                       loans consisted of a second mortgage note
                                       with a principal balance of $752,747, an
                                       unsecured demand note with a principal
                                       balance of $271,923 and advances of
                                       $24,191. On 12/15/98, the debtor restated
                                       and amended the second mortgage note and
                                       the demand note and created a new
                                       promissory note in favor of the Exchange
                                       Partnership in the original principal
                                       amount of $24,191 (to cover the prior
                                       advances). The debtor and the Exchange
                                       Partnership also entered into a mortgage
                                       modification agreement. Pursuant to the
                                       arrangement, the Exchange Partnership
                                       agreed to set the maturity date on the
                                       demand note and the advances at the same
                                       maturity date as the second mortgage
                                       note, in exchange for the debtor's
                                       agreement to secure its repayment
                                       obligations on the demand note and the
                                       advances with a second mortgage on the
                                       Meadowdale Property.
-------------------------------------- -----------------------------------------

                          EXCHANGE HYBRID PARTNERSHIPS

                    Baron Strategic Investment Fund VI, Ltd.

The Exchange Partnership owns (1) a 57.29% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (2) an unrecorded second mortgage loan secured by the Candlewood Property-Phase II,
(3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) a note receivable from another Exchange Partnership which is secured by two unrecorded second mortgage notes and a second mortgage on the Country Square Property-Phase I. Information concerning the Pineview Property and the first mortgage indebtedness secured by it is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the second mortgage loans, the note payable to the Exchange Partnership from another Exchange Partnership, terms of the respective first mortgage loan and the Exchange Partnership's second mortgage loans secured by the three properties described below, and other information are described below.

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's interest in
loan:                                  $68,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $68,000  ($20,010)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $68,000
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of other
second mortgage loans secured by the
property and owned by other Exchange
Partnerships (accrued unpaid
interest):                             $96,500  ($21,893)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in the           ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund IX's loans are $21,000
                                       (accrued unpaid interest of $6,490) and
                                       $75,500 (accrued unpaid interest of
                                       $21,893), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $9,060 ($755), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund IX's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $8,160
-------------------------------------- -----------------------------------------
Monthly interest payable:              $680
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233 ($232,615); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (41.3% of amount) and other   $533,678, bears interest at a fixed
terms:                                 annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $68,000. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund IX with separate mortgages
                                       on the property. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgages on a pari passu basis.
-------------------------------------- -----------------------------------------
2.  Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
Securing mortgages (number of
units and location):                   Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided 20%
interest in loan:                      $248,353
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $248,353  ($14,316)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $248,353
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 80% in loan (accrued
unpaid interest):                      $993,414  ($58,217)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund IX, Ltd.
Partnerships in second mortgage        ("Baron Fund IX") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 80% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2000
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund IX's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans are
                                       $310,442 (accrued unpaid interest of
                                       $18,133) and $682,972 (accrued unpaid
                                       interest of $40,084), respectively; the
                                       annual (and monthly) payments due them
                                       are $27,940 ($2,328) and $61,467
                                       ($5,122), respectively. The other terms
                                       relating to Baron Fund IX's and Baron
                                       Fund X's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $147,000 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the
                                       extent of available cash flow, plus
                                       additional participation interest equal
                                       to 30% of any remaining cash flow
                                       (payable only to holders of note referred
                                       to in (ii) below) and (ii) fixed interest
                                       rate of 9% as to $101,353 of principal,
                                       payable only from excess cash flow after
                                       payment of 2% minimum interest and 7%
                                       participation interest due on the note
                                       referred to in (i) above. The loans
                                       require payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $22,353 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $1,863
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($193,402); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (20% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Note Payable by Baron Strategic Investment Fund IV, Ltd. ("Baron Fund IV"):
-------------------------------------- -----------------------------------------
12/31/2000 principal balance owed to
Exchange Partnership collateralized
by security interest in Baron Fund
IV's second mortgage on Country
Square Property - Phase I- see above
under table for "Baron Strategic
Investment Fund IV, Ltd.")(accrued
unpaid interest payable to Exchange
Partnership):                          $259,639  ($115,250)
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
Baron Fund IV's second mortgage
loans secured by property (accrued
unpaid interest ):                     $1,364,549  ($410,623)
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,557,370; the loan matures in 3/08, has
first mortgage loan                    a balance due at maturity of $1,385,953,
secured by property:                   bears interest at a fixed annual rate of
                                       7.41%, has annual and monthly debt
                                       service requirements of $133,068 and
                                       $11,089, respectively, amortizes on a
                                       30-year basis, and is prepayable
                                       after the fourth anniversary of the loan,
                                       subject to yield maintenance until the
                                       sixth month prior to maturity, when it
                                       can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         In 3/97, the Exchange Partnership
                                       provided a loan with a current principal
                                       balance of $259,639 to another Exchange
                                       Partnership, Baron Strategic Investment
                                       Fund IV, Ltd. ("Baron Fund IV"). Baron
                                       Fund IV, in turn, lent the loan proceeds
                                       to the borrower as part of the Country
                                       Square Second Mortgage Loans. The loan
                                       from Baron Fund VI to Baron Fund IV bears
                                       interest at the annual rate of 15%,
                                       payable monthly, matures in 9/02 and is
                                       secured by Baron Fund IV's interest in
                                       the second mortgage note and second
                                       mortgage.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
1.   Candlewood Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Candlewood Apartments - Phase II (33
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Baron Strategic Investment Fund
                                       III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
Interest in loan:                      $75,500
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $75,500  ($21,893)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $75,500
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $89,000  ($20,009)
-------------------------------------- -----------------------------------------
Second mortgage interests of other     Baron Strategic Investment Fund V, Ltd.
Exchange Partnerships in               ("Baron Fund V") and Baron Strategic
Property:                              Investment Fund VI, Ltd. ("Baron Fund
                                       VI") own separate second mortgage loans
                                       secured by the Candlewood Property. The
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       V's and Baron Fund VI's loans are $21,000
                                       (accrued unpaid interest of $6,490) and
                                       $68,000 (accrued unpaid interest of
                                       $20,009), respectively; the annual (and
                                       monthly) payments due them are $2,520
                                       ($210) and $8,160 ($680), respectively.
                                       The other terms relating to Baron Fund
                                       V's and Baron Fund VI's loans are the
                                       same as stated herein in respect of the
                                       Exchange Partnership's loan.
-------------------------------------- -----------------------------------------
Mortgage interest and
Amortization provisions:               Fixed interest rate of 12%; requires
                                       payments of interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         3/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $9,060
-------------------------------------- -----------------------------------------
Monthly interest payable:              $755
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $563,233 ($232,615); the loan matures in
first mortgage loan secured by         2/03, has a balance due at maturity of
property (45.9% of amount)             $533,678, bears interest at a fixed
and other items:                       annual rate of 7.79%, payable quarterly,
                                       has annual and monthly debt service
                                       requirements of $56,153 and $4,679,
                                       respectively, amortizes on a 25-year
                                       basis and is prepayable without penalty.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Candlewood Second
                                       Mortgage Loan consisted of an unsecured
                                       demand note with a principal balance of
                                       $75,500. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       second mortgage agreement under which the
                                       debtor agreed to secure its repayment
                                       obligation on the note with a second
                                       mortgage on the Candlewood Property. At
                                       the same time, the debtor agreed to
                                       secure the loans in favor of Baron Fund V
                                       and Baron Fund VI with separate second
                                       mortgages on the property. The lending
                                       parties have agreed to share the benefits
                                       of the second mortgages on a pari passu
                                       basis.
-------------------------------------- -----------------------------------------
2.   Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Garden Terrace Apartments - Phase III (91
                                       units) Tampa, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided 25%
interest in loans:                     $310,442
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $310,442  ($18,133)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $310,442
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 75% interest in loans
(accrued unpaid interest):             $931,325  ($54,400)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund X, Ltd. ("Baron Fund X")
                                       own the remaining undivided 75% interest
                                       in the second mortgage loans secured by
                                       the Garden Terrace Property ("Garden
                                       Terrace Second Mortgage Loans"). The
                                       original principal balance, 12/31/2000
                                       principal balance, and balance due at
                                       maturity in respect of Baron Fund VI's
                                       and Baron Fund X's interest in the Garden
                                       Terrace Second Mortgage Loans is $248,353
                                       (accrued unpaid interest of $14,316) and
                                       $682,972 (accrued unpaid interest of
                                       $40,084), respectively, the annual (and
                                       monthly) payments due them are $22,352
                                       ($1,863) and $61,467 ($5,122),
                                       respectively. The other terms relating to
                                       Baron Fund VI's and Baron Fund X's
                                       interest in the Garden Terrace Second
                                       Mortgage Loan are the same as stated
                                       herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $183,750 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $126,692 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loan requires payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $27,940 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,328
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($241,753); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (25% of amount) and           $822,063, bears interest at the fixed
other terms:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
3.   Lake Sycamore Second Mortgage Loan:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Villas at Lake Sycamore (164 townhomes
                                       under development) Cincinnati, Ohio
-------------------------------------- -----------------------------------------
Debtor:                                Sycamore Real Estate Development,
                                       Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loan:                      $243,500
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $243,500  ($50,940)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $243,500
-------------------------------------- -----------------------------------------
12/31/2000 aggregate principal
balance of other second mortgage
loans secured by property and owned
by other Exchange Partnerships
(accrued unpaid interest):             $328,000  ($87,618)
-------------------------------------- -----------------------------------------
Mortgage interest and
amortization provisions:               Fixed interest rate of 12%; requires
                                       quarterly payments of interest only until
                                       maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/03
-------------------------------------- -----------------------------------------
Annual interest payable:               $29,220
-------------------------------------- -----------------------------------------
Monthly interest payable:              $2,435
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $1,021,362; approved maximum $2,000,000;
first mortgage loan secured by         the loan matures in 11/01, bears interest
property and other items:              at the annual adjustable rate equal to
                                       lender's prime rate plus 1% (currently
                                       8.75%), has current annual and monthly
                                       debt service requirements of $89,369 and
                                       $7,447, respectively, requires payments
                                       of interest only until maturity and is
                                       prepayable without penalty.
-------------------------------------- -----------------------------------------
Other matters:                         Two other Exchange Partnerships, Baron
                                       Strategic Investment Fund, Ltd. and Baron
                                       Strategic Investment Fund VIII, Ltd., own
                                       separate second mortgage notes secured by
                                       the property with the same terms except
                                       that they have principal amounts of
                                       $230,000 and $98,000 (accrued unpaid
                                       interest of $68,733 and $18,885),
                                       respectively. The lending parties have
                                       agreed to share the benefits of the
                                       second mortgage on a pari passu basis.
-------------------------------------- -----------------------------------------

                     Baron Strategic Investment Fund X, Ltd.

The Partnership owns (1) a 47.59% limited partnership interest in a limited partnership which holds fee simple title to the Crystal Court Property-Phase I,
(2) a 41.71% limited partnership interest in a limited partnership which holds fee simple title to the Pineview Property, (3) an undivided interest in two recorded second mortgage loans secured by the Garden Terrace Property-Phase III, and (4) an undivided interest in an unrecorded second mortgage loan secured by the Heatherwood Property-Phase II and in three unsecured loans associated with such property. Information concerning the Crystal Court Property and the Pineview Property and the first mortgage indebtedness secured respectively by them is included above in the tables entitled "Property Information - Equity Property Interests" and "Mortgage Information - Equity Property Interests." The interest of the Exchange Partnership and other Exchange Partnerships in the respective second mortgage loans, terms of the respective first mortgage loans secured by the Garden Terrace Property and the Heatherwood Property, and other information are described below.

--------------------------------------------------------------------------------
1.   Heatherwood Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment
property securing mortgages (number
of units and location):                Heatherwood Apartments - Phase II (41
                                       units) Kissimmee, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Heatherwood Apartments II, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
42% interest in loans:                 $155,787
-------------------------------------- -----------------------------------------
12/31/2000  principal balance
(accrued unpaid interest):             $155,787  ($25,544)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $155,787
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnership's
undivided 58% in loans (accrued
unpaid interest):                      $149,180  ($0)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VIII,
Partnership in second mortgage         Ltd.("Baron Fund VIII") owns the
loans:                                 remaining undivided 58% interest in the
                                       second mortgage loans secured by the
                                       Heatherwood Property and in the unsecured
                                       loans associated with the property
                                       ("Heatherwood Loans"). The aggregate
                                       original principal balance, aggregate
                                       12/31/2000 principal balance, and
                                       aggregate balance due at maturity in
                                       respect of Baron Fund VIII's interest in
                                       the Heatherwood Loans is $149,180
                                       (accrued unpaid interest of $0); the
                                       aggregate annual (and monthly) payments
                                       due it are $8,950 ($746). The other terms
                                       relating to Baron Fund VIII's interest in
                                       the Heatherwood Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 6% as to
Amortization provisions:               $136,500 of principal (plus
                                       non-cumulative participation
                                       interest at the rate of 3% on the unpaid
                                       principal to the extent of available cash
                                       flow plus additional non-cumulative
                                       participation interest equal to 30% of
                                       any remaining available cash flow), (ii)
                                       adjustable interest rate of 1% over prime
                                       rate (currently 8.75%) as to $732 of
                                       principal, and (iii) fixed interest rate
                                       of 12% as to $12,130 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         10/04
-------------------------------------- -----------------------------------------
Annual interest payable:               $9,710 (plus any participation interest
                                       payable)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $809
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------

--------------------------------------------------------------------------------
12/31/2000 principal balance of        $668,543 ($280,786); the loan matures in
first mortgage loan secured by         11/04, has a balance due at maturity of
property (42% of amount) and           $655,856, bears interest at a fixed
other terms:                           annual rate of 7.75%, has annual and
                                       monthly debt service requirements of
                                       $61,038 and $5,087, respectively,
                                       amortizes on a 30-year basis, and is
                                       prepayable after the fourth anniversary
                                       of the loan, subject to yield maintenance
                                       until the sixth month prior to maturity,
                                       when it can be prepaid at par.
-------------------------------------- -----------------------------------------
Other matters:                         The Heatherwood Loans consist of a second
                                       mortgage note secured by the Heatherwood
                                       Property with a principal balance
                                       $285,680 and unsecured loans in the
                                       aggregate principal amount of $6,361.
-------------------------------------- -----------------------------------------
2.   Garden Terrace Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of units
and location):                         Garden Terrace Apartments - Phase III (91
                                       units) Orlando, Florida
-------------------------------------- -----------------------------------------
Debtor:                                Garden Terrace Apartments III, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's undivided
55% interest in loan:                  $682,972
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $682,972  ($40,084)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $682,972
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of
other Exchange Partnerships'
undivided 45% in loan (accrued
unpaid interest):                      $558,795  ($32,449)
-------------------------------------- -----------------------------------------
Interests of other Exchange            Baron Strategic Investment Fund VI, Ltd.
Partnerships in second mortgage        ("Baron Fund VI") and Baron Strategic
loans:                                 Investment Fund IX, Ltd. ("Baron Fund
                                       IX") own the remaining undivided 45%
                                       interest in the second mortgage loans
                                       secured by the Garden Terrace Property
                                       ("Garden Terrace Second Mortgage Loans").
                                       The original principal balance,
                                       12/31/2000 principal balance, and balance
                                       due at maturity in respect of Baron Fund
                                       VI's and Baron Fund IX's interest in the
                                       Garden Terrace Second Mortgage Loans is
                                       $248,353 (accrued unpaid interest of
                                       $14,316) and $310,442, (accrued unpaid
                                       interest of $18,133), respectively; the
                                       annual (and monthly) payments due them
                                       are $22,352 ($1,863) and $27,940
                                       ($2,328), respectively. The other terms
                                       relating to Baron Fund VI's and Baron
                                       Fund IX's interest in the Garden Terrace
                                       Second Mortgage Loans are the same as
                                       stated herein.
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Fixed interest rate of 2% as to
Amortization provisions:               $404,250 of principal if cash flow
                                       available (plus non-cumulative
                                       participation interest at the rate of 7%
                                       on the unpaid principal to the extent of
                                       available cash flow, plus additional
                                       participation interest equal to 30% of
                                       any remaining cash flow (payable only to
                                       holders of note referred to in (ii)
                                       below) and (ii) fixed interest rate of 9%
                                       as to $278,222 of principal, payable only
                                       from excess cash flow after payment of 2%
                                       minimum interest and 7% participation
                                       interest due on the note referred to in
                                       (i) above. The loans require payments of
                                       interest only until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         1/07
-------------------------------------- -----------------------------------------
Annual interest payable:               $61,467 (plus any additional
                                       participation interest)
-------------------------------------- -----------------------------------------
Monthly interest payable:              $5,122
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
12/31/2000 principal balance of        $967,012 ($531,857); the loan matures in
first mortgage loan secured by         5/05, has a balance due at maturity of
property (55% of amount) and           $822,063, bears interest at the fixed
other items:                           annual rate of 8.31%, has annual and
                                       monthly debt service requirements of
                                       $96,047 and $8,004, respectively,
                                       amortizes on a 25-year basis and may be
                                       prepaid beginning 4/99 with a 5%
                                       prepayment fee, which decreases 1% per
                                       year until maturity.
-------------------------------------- -----------------------------------------
Other matters:                         The Exchange Partnership paid a note (the
                                       "Note") with a current principal balance
                                       of $400,000 to the seller in connection
                                       with its acquisition of an undivided 75%
                                       interest in the Garden Terrace Second
                                       Mortgage Loans. The partnership in turn
                                       sold an undivided 20% interest (and
                                       retained a 55% interest) in the loans.
                                       The Note bears an annual interest rate of
                                       10%, has a maturity date of 1/1/07 and is
                                       secured by a collateral assignment of the
                                       partnership's interest in the loans and a
                                       second mortgage on the property.
-------------------------------------- -----------------------------------------

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

--------------------------------------------------------------------------------
Lamplight Court Second Mortgage Loans:
-------------------------------------- -----------------------------------------
Residential apartment property
securing mortgages (number of
units and location):                   Lamplight Court Apartments (80 units)
                                       Bellefontaine, Ohio

-------------------------------------- -----------------------------------------
Debtor:                                Independence Village, Ltd.
-------------------------------------- -----------------------------------------
Original principal amount of
Exchange Partnership's 100%
interest in loans:                     $678,302
-------------------------------------- -----------------------------------------
12/31/2000 principal balance
(accrued unpaid interest):             $678,302  ($223,161)
-------------------------------------- -----------------------------------------
Balance due at maturity:               $678,302
-------------------------------------- -----------------------------------------
Mortgage interest and                  (i) Adjustable interest rate of 1% over
amortization provisions:               prime rate (currently 8.75%) as to
                                       $585,000 of amortization provisions:
                                       principal, and (ii) fixed interest rate
                                       of 12% as to $93,302 of principal. The
                                       loans require payments of interest only
                                       until maturity.
-------------------------------------- -----------------------------------------
Maturity date:                         12/06
-------------------------------------- -----------------------------------------
Annual interest payable:               $60,634
-------------------------------------- -----------------------------------------
Monthly interest payable:              $5,053
-------------------------------------- -----------------------------------------
Prepayment provisions:                 Prepayable without penalty.
-------------------------------------- -----------------------------------------
12/31/2000 principal balance of first
mortgage loan secured by
property and other terms:              $1,326,811; the loan matures in 11/06,
                                       has a balance due at maturity of
                                       $1,158,349, bears interest at a fixed
                                       annual rate of 9.04%, has annual and
                                       monthly debt service requirements of
                                       $141,445 and $11,787, respectively,
                                       amortizes on a 25-year basis, and is
                                       prepayable after the fifth anniversary of
                                       the loan, provided that in the sixth and
                                       seventh years prepayment requires a fee
                                       equal to the greater of 1% of the prepaid
                                       amount or yield maintenance.
-------------------------------------- -----------------------------------------
Other matters:                         Prior to 12/15/98, the Lamplight Court
                                       Second Mortgage Loans consisted of a
                                       second mortgage note with a principal
                                       balance of $585,000 and an unsecured
                                       demand note with a principal balance of
                                       $93,302. On 12/15/98, the debtor and the
                                       Exchange Partnership entered into a
                                       mortgage modification agreement under
                                       which the Exchange Partnership agreed to
                                       set the maturity date on the demand note
                                       at 12/06, the same maturity date as the
                                       second mortgage note, in exchange for the
                                       agreement of the debtor to secure its
                                       repayment obligations on the demand note
                                       with a second mortgage on the Lamplight
                                       Court Property.
-------------------------------------- -----------------------------------------

Investment Objectives and Policies

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

     The Exchange Partnerships, substantially all of whose equity interest the Operating Partnership acquired in the Exchange

Offering, collectively manage the properties in which they have an interest and share property management expenses. Other properties in which the Trust acquires an interest will be similarly managed.

     The Trust intends to utilize one or more sources of capital for future acquisitions and capital improvements, which may include undistributed cash flow, borrowings, issuance of debt or equity securities and other bank and/or institutional borrowings. The Trust intends to investigate making an additional public or private offering of Common Shares and/or Units within the next 12-month period if the Board of the Trust determines that suitable property acquisition opportunities which meet its investment criteria are available to the Trust at attractive prices and such an offering would fulfill its cost of funds requirements. There can be no assurance, however, that the Trust will be able to obtain capital for any such acquisitions or improvements on terms favorable to the Trust.

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

     At all times, the Trust intends to make investments and conduct its operations in such a manner as to be consistent with the requirements of the Code for the Trust to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code of 1986, as amended (the "Code") (or in Treasury Regulations), the Managing Shareholder, with the consent of a majority of the Shareholders entitled to vote on such matter approving the Managing Shareholder's determination, determines that it is no longer in the best interests of the Trust to qualify as a REIT. No assurance can be given that the Trust's objectives will be attained.

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

     Subordinated mortgages securing subordinated mortgage loans to be provided or acquired by the Trust may or may not be recorded. None of the subordinated mortgage interests acquired as of the date of this Report have been recorded due to restrictions contained in first mortgage loan documents. If any subordinated mortgage in favor of the Trust is not recorded, the Trust's security interest in the mortgage would be unperfected and, until the subordinated mortgage is recorded, the Trust would be pari passu (i.e., on an equal basis) with all other unsecured creditors of the borrower, provided, however, the security instruments that will be entered into in connection with mortgage loans to be provided or acquired by the Trust will typically restrict the borrower's ability to enter into a subsequent loan arrangement with third parties which would be senior to or pari passu with (i.e., equal to) the mortgage held by the Trust. Non-payment of any subordinated mortgage loan that may be provided or acquired by the Trust may constitute an event of default by the borrower under the underlying senior mortgage loan, and such senior mortgage loan may have to be repaid by the borrower before Shareholders in the Trust will receive any return on their investment.

     The Board of the Trust has adopted a policy, described below at " - Conflict of Interest Policies," designed to eliminate or minimize potential conflicts of interest which may arise in respect of any residential apartment property investment opportunity which an Independent Trustee, any other member of the Board, Gregory K. McGrath, Robert S. Geiger or any of their respective affiliates may wish to pursue for his own account and which might be suitable for the Trust and the Operating Partnership.

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

     In April 2001, the Trust completed the sale of one property (Glen Lakes Apartments) whose performance has had a materially adverse effect on the operating results of the Company. The Trust is currently investigating the disposition of two additional under-performing properties. There can be no assurance that the Company will be able to dispose of the properties on terms and conditions that are attractive to the Company or that the Company will be able to dispose of the properties at all.

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

     The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to
(i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates.

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

     In addition, the requesting party or parties either (i) must receive written notice from a majority of the disinterested members of the Board (i.e., those persons who have no other interest in any such transaction beyond their role on the Board), or an authorized representative acting on their behalf, which specifies that the Trust and the Operating Partnership have determined not to participate in the proposed transaction or (ii) must have not received from the disinterested members of the Board, or an authorized representative acting on their behalf, written notice, within 30 days following the receipt of such written proposal, which notifies the requesting party or parties that the Trust or the Operating Partnership elect to exercise their right of first refusal to participate in the proposed transaction on the terms and conditions specified in the written proposal. The Board of the Trust and the Independent Trustees are responsible for overseeing the conflicts policy under the circumstances described above to insure that it is applied fairly to the Trust. However, there can be no assurance that the policies of the Trust and the Operating Partnership will always be successful in eliminating or minimizing the influence of such conflicts, and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all Shareholders and Unitholders.

Property Description

     The Acquired Properties and the Exchange Properties in which the Trust currently owns an interest are primarily garden style, one and two-story residential apartment dwellings which range in size from eight units to 164 units. The Trust believes that the Acquired Properties and the Exchange Properties generally occupy strategic locations in growing sub-markets. The average unit size for properties is 569 square feet, with 21.2% of the units having two or more bedrooms. A majority of the units have washer/dryer connections and walk-in closets. Certain of the properties have improved their attractiveness by investing in extensive landscaping and rehabilitating certain units. Other features included in certain properties are swimming pools, playgrounds, volleyball courts, fitness centers and community rooms.

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

Lease Agreements

     The Operating Partnership and the Exchange Partnerships use a variety of lease forms to comply with applicable state and local laws and customs. At some properties, leases provided or recommended by state or local apartment associations are used. At other properties, a standard company lease is used and modified if necessary to comply with local law or custom. The term of a lease varies with local market conditions; however, one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of a lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other party at least 30 days' prior notice of termination. All leases are terminable by the Operating Partnership or the respective Exchange Partnership for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

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

ITEM 3. LEGAL PROCEEDINGS

     The Trust and the Operating Partnership were named as defendants in two separate actions alleging discriminatory firing at Blossom Corners Apartments. The Operating Partnership believes the charges to be without merit and has engaged counsel for defense. Any exposure over $150,000 is covered by employment practices insurance.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED UNITHOLDER MATTERS

Market Information

     There is no established public trading market for the Operating Partnership Units.

Unitholders

     As of May 15, 2001, there are approximately 836 holders of record of units of limited partnership interest in the Operating Partnership, its only class of common equity.

Distributions

     The Operating Partnership has not declared any distributions on its outstanding Units to date. In 1998 and 1999, the Trust declared and paid $72,159 and $270,348, respectively, of distributions on its outstanding Common Shares. The Trust has not made a distribution since September 1999. The ability of the Trust and the Operating Partnership to make future distributions will be determined by the net cash flow they have available to make distributions. Due to significant open accounts payable, management does not anticipate that the Trust or the Operating Partnership will make distributions to its Shareholders and Unitholders, respectively, for the next several quarters. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."


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

     As described elsewhere in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763.

     The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership. As of May 15, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18% of the then outstanding Units. Since the Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

     Through the Operating Partnership, the Trust acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In April 2000, the Operating Partnership sold its equity interest in one of the Exchange Properties acquired in the Exchange Offering, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida, for $3,900,000. In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of Trustees of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

     During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of May 15, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented.

     In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by Gregory K. McGrath, the Chief Executive Officer of the Trust), Mr. McGrath and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement. Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Trust determined to write off the Trust's investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

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

     In connection with the transaction, the Trust (along with Mr. McGrath, its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of March 31, 2001, approximately $6,477,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could elect to require the Trust to buy out the bank's position on the entire amount of the construction loan.

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently negotiating a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

     Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out its position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units" or "Units") (with an initial assigned value of $24,494,920) in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States.

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

     Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

     In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida, for $3,900,000. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

     Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties in which the Operating Partnership currently own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

     The property interests acquired by the Operating Partnership are described in further detail at ITEM 2 - DESCRIPTION OF PROPERTIES.

     The table below summarizes the results of operations of the Operating Partnership for the year ended December 31, 2000.

                                                    Year Ended
                                                    December 31, 2000
                                                    -----------------

         Property Revenues                          $ 5,358,608
         Property Income (Loss)                     $  (271,344)
         Administrative Expenses/Other Expenses     $ 2,726,912
         Net Loss                                   $(2,998,256)
         Total Assets                               $41,382,932
         Partners' Capital                          $11,243,641

Consolidated Balance Sheet as of December 31, 2000 Compared to December 31, 1999

     Due to the completion of the Exchange Offering, the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. Total Assets for the Operating Partnership increased by $33,792,165 from $7,590,767 at December 31, 1999 to $41,382,932 at December 31,
2000. Total Liabilities for the Operating Partnership increased $24,550,144 from $5,589,147 at December 31, 1999 to $30,139,291 at December 31, 2000. The
Operating Partnership has entered into agreements with certain professionals involved in the Exchange Offering which are owed accounts payable, and continues to negotiate with other such professionals, to receive extended payment terms and reductions of the amounts due, where possible. Partners' Capital increased $9,242,021 from $2,001,620 at December 31, 1999 to $11,243,641 at December 31,
2000.

Operations for the Fiscal Year Ended December 31, 2000 Compared to the Fiscal Year Ended December 30, 1999

     Revenues increased by $4,773,472 from $585,136 for the year ended December 31, 1999 to $5,358,608 for the year ended December 31, 2000. Real Estate Expenses for the properties owned by the Operating Partnership increased from $1,024,213 for the year ended December 31, 1999 to $5,629,952 for the year ended December 31, 2000. The increases in Revenues and Real Estate Expenses were principally due to the completion of the Exchange Offering. Administrative Expenses decreased $879,875 from $2,202,173 for the year ended December 31, 1999 to $1,322,298 for the year ended December 31, 2000. The decrease in Administrative Expenses was principally due to a reduction in the cost of professionals associated with the Exchange Offering. Other non-recurring expenses for the year ended December 31, 2000 were $1,404,614. These expenses were primarily the result of an adjustment to reduce the carrying value of a rental apartment property held for sale to its realizable amount of $814,471 and an impairment charge of $354,544 relating to the Operating Partnership's investment in the Alexandria Property. The Operating Partnership's Net Loss for the year ended December 31, 2000 was $2,998,256 compared to $2,641,250 for the year ended December 31, 1999.

Liquidity and Capital Resources

     Net Cash Provided by Operating Activities increased by $799,592 from $569,326 cash used in the year ended December 31,

1999 to $230,266 cash provided in the year ended December 31, 2000. The increase in Net Cash Provided by Operating Activities was principally due to the results of the impending sale of one asset and the impairment on investments relating to the Exchange Offering. Net Cash Used in Investing Activities decreased $641,377 from $822,710 for the year ended December 31, 1999 to $181,333 for the year ended December 31, 2000. The decrease was principally due to a reduction in cash purchases of investments. Cash Flow Used by Financing Activities decreased $1,397,526 from $1,341,864 cash provided in the year ended December 31, 1999 to $55,662 cash used in the year ended December 31, 2000. The decrease was principally due to the expiration of the Trust's Cash Offering, resulting in reduced proceeds from the sale of Operating Partnership Units to the Trust.

     During the years ended December 31, 2000 and 1999, the Operating Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. In addition, as reflected in the accompanying consolidated financial statements, the Operating Partnership incurred net losses of $2,998,256 and $2,641,250 in 2000 and 1999, respectively.

     Management's plans regarding these matters, with the objective of improving liquidity and becoming profitable, encompass the following four strategies:

     o increase property cash collections through implementation of utility billings, rent increases and property enhancements;

     o    refinance selected well performing assets;

     o dispose of assets which do not generate cash to cover operating costs or whose geographic location creates excessive burden; and

     o    reduce corporate overhead.

     In implementing these strategies, management has adopted the following action plans:

     o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Operating Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Operating Partnership has also started a program of enhancing the aesthetics of the properties which is allowing the Operating Partnership to increase rents while still improving occupancy.

     o The Operating Partnership has identified certain of its properties which are performing well, and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001, generating sufficient cash for the Operating Partnership to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Operating Partnership has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Operating Partnership has refinancing proposals on these four properties that, if accepted by the Operating Partnership, would result in cash proceeds of approximately $1,500,000.

     o In the second quarter of 2001, the Trust sold one of its properties (Glen Lakes Apartments) that, in the past, has required substantial and frequent cash infusions. Additional properties are being evaluated for potential disposition.

     o During 2000, the Operating Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Trust and the Operating Partnership to work for those businesses. The salaries of those officers needing to be funded by the Operating Partnership were reduced because of the income they received from the outside businesses.

     o For the three months ending March 31, 2001, the Operating Partnership anticipates generating positive cash flow from operations in an amount in excess of budget. As a result, on March 31, 2001, the Operating Partnership had approximately $490,000 in available cash.

     Management believes that the actions presently being taken by the Operating Partnership and the Trust, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Operating

Partnership and the Trust to improve liquidity and profitability. The completion of the Exchange Offering on April 7, 2000 has, in the opinion of management, provided the critical mass necessary for profitable operations. As described above, the Operating Partnership has entered into agreements with certain professionals involved in the Exchange Offering which are owed for their services, and continues to negotiate with other such professionals, to receive extended payment terms and reductions of the amounts due, where possible. Distributions will be made by the Operating Partnership and the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced. Management does not anticipate that the Operating Partnership or the Trust will make distributions to its Shareholders and Unitholders, respectively, for the next several quarters.

     In the future the Operating Partnership and the Trust intend to use net cash proceeds from the sale of additional securities of the Operating Partnership and the Trust, Units of limited partnership interest in the Operating Partnership and unissued Common Shares of the Trust, available cash flow, and financing from other sources to acquire interests in residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests.

     The operating results of the Operating Partnership and the Trust will depend primarily upon income from the residential apartment properties in which they directly or indirectly acquire an equity or subordinated mortgage interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results in respect of mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Operating Partnership and the Trust will also depend upon the pace and price at which they can acquire and improve additional property interests.

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

     The Operating Partnership believes that known trends, events or uncertainties which will or are reasonably likely to affect the short-term and long-term liquidity and current and future prospects of the Operating Partnership and the Trust include the performance of the economy and the building of new apartment communities. Although the Operating Partnership cannot reliably predict the effects of these trends, events and uncertainties on the property investments of the Operating Partnership and the Trust as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.

     Generally, there are no seasonal aspects of the operations of the Operating Partnership or the Trust which might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 55% for nine months of the year and 30% for the remaining three months of the year.

     Subject to the foregoing discussion, management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the foreseeable future. However, it will be necessary for the Operating Partnership and the Trust to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Operating Partnership and the Trust intend to investigate making an additional public or private offering of Units and/or Common Shares within the next 12 months.

     The Operating Partnership and the Trust expect no material change in the number of employees over the next 12 months.

     In an effort to increase profitability, the Trust has also entered into agreements with WaKuL, Inc. (formerly Rapid Transmit Technology, Inc.), a provider of integrated communications services to owners, property managers and residents of residential apartment properties, including discounted local and long distance phone service, digital cable TV, high speed Internet access, monitored security systems, utility sub-metering and various property management services. WaKuL will provide these services at no capital cost to the Trust, and has entered into revenue sharing relationships with the Trust. (WaKuL is an affiliate of the Trust by virtue of the overlapping management and ownership capacities in the Trust, the Operating Partnership and WaKuL of Gregory K. McGrath, a founder of the Trust, the Operating Partnership, and WaKul.) The WaKuL services are expected to provide the Trust's properties with a significant marketing advantage over its competitors, and to provide significant rental and other revenues that the properties otherwise would not have generated.

Year 2000 Problems

     The computer systems of the Operating Partnership and the Trust have been tested for year 2000 problems and the Operating Partnership and the Trust believe that such systems are year 2000 compatible. The Operating Partnership and the Trust have not experienced any material year 2000 problems so far. It is possible, however, that their computer systems and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Operating Partnership and the Trust have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which the supplier has represented to be year 2000 compliant. The Operating Partnership and the Trust believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Operating Partnership and the Trust.


ITEM 7. FINANCIAL STATEMENTS

     Set forth below.

                         BARON CAPITAL PROPERTIES, L.P.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                         BARON CAPITAL PROPERTIES, L.P.


                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                      F-2

   Statements of Operations                                           F-3

   Statements of Partners' Capital                                    F-4

   Statements of Cash Flows                                        F-5 - F-6

   Notes to Financial Statements                                   F-7 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Baron Capital Properties, L.P.
Cincinnati, Ohio


We have audited the accompanying consolidated balance sheet of Baron Capital Properties, L.P. (the "Partnership") as of December 31, 2000, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baron Capital Properties, L.P. as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

As more fully described in Note 2, the Partnership is subject to certain liquidity and profitability considerations. The Partnership's plans with respect to these matters are also described in Note 2.


                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
April 13, 2001

                         BARON CAPITAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS
Rental Apartments:
   Land                                                                               $ 5,643,600
   Rental property held for sale                                                        3,635,000
   Depreciable property                                                                26,091,407
                                                                                      -----------
                                                                                       35,370,007
   Less accumulated depreciation                                                        2,304,148
                                                                                      -----------
                                                                                       33,065,859

Cash                                                                                       20,823
Restricted Cash                                                                           359,894
Receivables from Affiliates:
   Mortgage notes, net                                                                  3,057,078
   Accrued interest                                                                     1,745,367
   Other                                                                                2,124,664
Other Property and Equipment                                                              105,960
Other Assets                                                                              903,287
                                                                                      -----------
                                                                                      $41,382,932
                                                                                      ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                                  $23,540,172
   Accounts payable and accrued liabilities                                             1,670,453
   Notes payable                                                                        2,482,499
   Payables to affiliates                                                               2,110,085
   Accrued interest payable, affiliates                                                   127,676
   Security deposits                                                                      208,406
                                                                                      -----------
         Total liabilities                                                             30,139,291
                                                                                      -----------

Commitments, Contingencies, Subsequent Events and Other Matters                                --

Partners' Capital:
   General partner; issued and outstanding, 43,977 partnership units                      (61,175)
   Limited partners; issued and outstanding, 3,795,435 partnership units,
      of which 757,746 units are subject to escrow restrictions                        11,304,816
                                                                                      -----------
         Total partners' capital                                                       11,243,641
                                                                                      -----------
                                                                                      $41,382,932
                                                                                      ===========

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           December 31,
                                                                           ------------
                                                                       2000             1999
                                                                       ----             ----
Revenues:
   Property:
      Rental                                                      $ 4,707,842       $ 1,056,999
      Equity in net loss of unconsolidated partnerships              (229,064)         (595,000)
   Interest and other income                                          879,830           123,137
                                                                  -----------       -----------
                                                                    5,358,608           585,136
                                                                  -----------       -----------

Real Estate Expenses:
   Depreciation                                                       953,754           206,549
   Amortization of loan costs                                         162,220            33,800
   Interest                                                         1,901,100           316,096
   Repairs and maintenance                                            632,283           143,922
   Personnel                                                          680,146           126,070
   Property taxes                                                     456,781            83,495
   Property insurance                                                 101,707            29,144
   Utilities                                                          421,681            68,827
   Other                                                              320,280            16,310
                                                                  -----------       -----------
                                                                    5,629,952         1,024,213
                                                                  -----------       -----------

Administrative Expenses:
   Personnel, including officer's compensation                        721,626           663,942
   Professional services                                              308,232         1,244,975
   Other                                                              292,440           293,256
                                                                  -----------       -----------
                                                                    1,322,298         2,202,173
                                                                  -----------       -----------

Other Expenses:
   Impairment on investments                                          354,544                --
   Provision for loan losses                                          235,599                --
   Loss on sale of investments                                        814,471                --
                                                                  -----------       -----------
                                                                    1,404,614                --
                                                                  -----------       -----------
      Total expenses                                                8,356,864         3,226,386
                                                                  -----------       -----------

Net Loss                                                          $(2,998,256)      $(2,641,250)
                                                                  ===========       ===========

Net Loss Per Partnership Unit                                     $     (0.89)      $     (1.43)
                                                                  ===========       ===========

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                                   General Partner             Limited Partners
                                                                   ---------------             ----------------
                                                                 Units        Amount          Units         Amount          Total
                                                                 -----        ------          -----         ------          -----
Partners' Capital, December 31, 1998                              16,826  $     (9,119)     1,665,810   $  3,055,489   $  3,046,370

Year Ended December 31, 1999:
   Capital contributions - Trust                                   2,136            --        211,436      1,379,500      1,379,500
   Net loss                                                           --       (26,413)            --     (2,614,837)    (2,641,250)
   Credit for estimated fair value of services
     performed by officer                                             --         2,170             --        214,830        217,000
                                                               ---------  ------------   ------------   ------------   ------------

Partners' Capital, December 31, 1999                              18,962       (33,362)     1,877,246      2,034,982      2,001,620

Year Ended December 31, 2000:
   Capital contributions - Trust                                     272            --         26,990        230,118        230,118
   Exchange offering contributions                                24,743                    2,449,525     11,793,159     11,793,159
   Initial limited partners reduction                                 --                     (444,414)                           --
   Conversion of operating partnership units to common shares         --            --       (113,912)            --             --
   Net loss                                                           --       (29,983)            --     (2,968,273)    (2,998,256)
   Credit for estimated fair value of services
     performed by officer                                             --         2,170             --        214,830        217,000
                                                               ---------  ------------   ------------   ------------   ------------

Partners' Capital, December 31, 2000                              43,977  $    (61,175)     3,795,435   $ 11,304,816   $ 11,243,641
                                                               =========  ============   ============   ============   ============

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             December 31,
                                                                                             ------------
                                                                                       2000                1999
                                                                                       ----                ----
Cash Flows from Operating Activities:
   Net loss                                                                       $(2,998,256)         $(2,641,250)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
         Impairment of investments                                                    354,544                   --
         Provision for loan losses                                                    235,599                   --
         Loss on sale of investments                                                  814,471                   --
         Credit for estimated fair value of services performed by officer             217,000              217,000
         Depreciation                                                                 987,754              206,549
         Amortization of loan costs                                                   162,220               33,800
         Equity in net loss of unconsolidated partnership                             229,064              595,000
         Changes in operating assets and liabilities:
         Decrease in:
            Other receivables                                                              --               75,988
            Reimbursed administrative expenses receivable                              36,997              118,074
            Other assets                                                              142,656                2,919
          Increase (decrease) in:
            Accounts payable and accrued liabilities                                 (241,835)             820,622
            Security deposits                                                             464                1,972
            Accrued interest payable, affiliates                                      289,588                   --
                                                                                  -----------          -----------
               Net cash provided by (used in) operating activities                    230,266             (569,326)
                                                                                  -----------          -----------

Cash Flows from Investing Activities:
   Additions to rental apartments                                                    (196,277)                  --
   Investments in partnerships                                                             --             (885,000)
   Cash distributions from partnerships                                                 6,082               69,000
   Purchases of other property and equipment                                           (4,979)                  --
   Decrease (increase) in restricted cash                                              13,841               (6,710)
                                                                                  -----------          -----------
               Net cash used in investing activities                                 (181,333)            (822,710)
                                                                                  -----------          -----------

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                      December 31,
                                                                                      ------------
                                                                                  2000            1999
                                                                                  ----            ----
Cash Flows from Financing Activities:
   Partners' capital contributions                                           $   230,118      $ 1,379,500
   Proceeds from mortgage financing                                                   --          290,000
   Proceeds from notes payable, affiliates                                            --           50,000
   Payment on note payable                                                      (100,000)        (275,000)
   Payments on mortgages payable                                                (503,960)         (51,399)
   Increase in loans payable to affiliates, net                                  318,180          (51,237)
                                                                             -----------      -----------
               Net cash (used in) provided by financing activities               (55,662)       1,341,864
                                                                             -----------      -----------

Net Decrease in Cash                                                              (6,729)         (50,172)

Cash, Beginning                                                                   27,552           77,724
                                                                             -----------      -----------

Cash, Ending                                                                 $    20,823      $    27,552
                                                                             ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                 $ 1,738,426      $   316,096
                                                                             ===========      ===========

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


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

               In its completed exchange offering, the Partnership issued 2,449,492 units of limited partnership interest ("Units") in exchange for limited partnership interests owned by limited partners in real estate limited partnerships which owned direct or indirect equity or debt interests in residential apartment properties. Holders of Units have the right, exercisable at any time following the offering, to exchange all or a portion of their units into an equivalent number of Common Shares of beneficial interest in the Trust (see Note 15).

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

          Basis of Presentation

               The accompanying consolidated financial statements include the accounts of the Partnership and 28 controlled limited partnerships that at December 31, 2000 had an indirect equity interest in 29 apartment communities. Interest in 25 of the 28 limited partnerships was acquired as a result of the exchange offering that was consummated April 7, 2000 (see Note 3).

               All significant intercompany transactions and balances have been eliminated in consolidation.

               The provisions of the limited partnership agreements of the limited partnerships described above provide, among other things, that limited partners holding over 50% of the total partnership interest have the right to remove the general partner. Inasmuch as the Partnership

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Presentation (Continued)

               owns from 91% to 99% of the partnership interest in the above limited partnerships, the Partnership believes that the substance of these partnership arrangements is that the Partnership is in control and, accordingly, has consolidated the financial statements of these limited partnerships in the accompanying consolidated financial statements.

               The minority interest of unitholders in the Partnership represents the 757,746 limited partnership units owned by the Original Investors of the Partnership (see Note 15), and is stated at the amount of the capital contribution by them to the Partnership ($100,000), reduced by their proportionate share of the net loss of the Partnership limited to the $100,000 contribution. For 2000 and 1999, the entire balance of the proportionate share of the net loss of the Partnership of $577,000 and $502,000, respectively, was charged to the majority unitholders. As of December 31, 2000, 757,746 Partnership limited partnership units issued to the Original Investors are subject to escrow restrictions and 757,746 units are convertible into common shares of the Trust, respectively (see Note 15).

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

               Receivables from Affiliates

                    Mortgage notes receivable are comprised mainly of second mortgages whose ultimate repayment is subject to the performance of the underlying property and timing of repayments. Other receivables are comprised of notes, lines of credit and advances receivable (see Note 8). The Partnership establishes an allowance for loan losses when it believes the principal balance and accrued interest will not be recovered.

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

          Real Estate Rental Properties and Depreciation (Continued)

               Depreciation is computed on a straight-line basis over the estimated useful lives of the properties as follows:

                                                  Estimated Useful Lives (Years)
                                                  ------------------------------

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

          Restricted Cash

               Restricted cash includes capital replacement reserves, and tax and insurance impound accounts held by lenders.

          Investments in Partnership

               The Partnership accounts for its investments in limited partnerships in which it is deemed not to have the controlling interest, but has more than a minor limited partnership interest, utilizing the equity method of accounting. The Partnership's investments in Alexandria Development, L.P. and Lamplight Court of Bellefontaine Apartments, Ltd., which represent a 40% and 31.7% interest, respectively, at December 31, 2000, are accounted for using the equity method (see Note 7).

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Mortgage Notes Receivable - Affiliate

               The Partnership has investments for various mortgage notes receivable acquired as a result of the interest obtained in limited partnerships through the Exchange Offering completed April 7, 2000. Mortgage notes receivable are recorded at cost, less the related allowance for impairment, if any, of such notes receivable. The Partnership accounts for such notes under the provisions of Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due accordingly to the contractual terms of the note. When a loan is considered to be impaired, the amount of impairment is measured based upon (a) the present value of expected future cash flows discounted at the note's effective interest rate; and (b) the liquidation value of the note's collateral reduced by expected selling costs and other notes secured by the same collateral. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such receivables until the principal has been recovered, and are recognized as interest income thereafter.

          Loan Costs

               The Partnership has capitalized those costs incurred with obtaining financing on the investment properties. Such costs (included with other assets) are being amortized over the term of the financing.

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

          Reclassifications

               Certain items included in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

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

               The fair value of debt instruments has been estimated by using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At December 31, 2000, the differences between estimated fair value and the carrying value of debt instruments were not material.

          Recent Accounting Pronouncements

               In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Partnership anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

               In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Partnership believes that it is in compliance with the guidelines set forth in SAB 101.

               In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of SFAS No. 133 an Amendment of SFAS No. 133", which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Partnership has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the years ended December 31, 2000 and 1999, the Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. In addition, as reflected in the accompanying consolidated financial statements, the Partnership incurred net losses of $2,998,256 and $2,641,250 in 2000 and 1999, respectively.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

          Management's plans regarding these matters, with the objective of improving liquidity and becoming profitable, encompass the following four strategies:

          o increase property cash collections through implementation of utility billings, rent increases and property enhancements;

          o    refinance selected well performing assets;

          o dispose of assets which do not generate cash to cover operating costs or whose geographic location creates excessive burden; and

          o    reduce corporate overhead.

          In implementing these strategies, management has adopted the following action plans:

          o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Partnership has also started a program of enhancing the aesthetics of the properties which is allowing the Partnership to increase rents while still improving occupancy.

          o The Partnership has identified certain of its properties which are performing well, and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note 18), generating sufficient cash for the Partnership to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Partnership has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Partnership has proposals on these four properties that, if accepted by the Partnership, would result in cash proceeds of approximately $1,500,000.

          o The Partnership has entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions, and expects the sale to close during the second quarter of 2001. Additional properties are being evaluated for potential disposition.

          o During 2000, the Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Partnership to work for those businesses. The salaries of those officers needing to be funded by the Partnership were reduced because of the income they received from the outside businesses.

          o For the three months ending March 31, 2001, the Partnership generated positive cash flow from operations in an amount in excess of budget. As a result, on or about March 31, 2001, the Partnership had approximately $430,000 in available cash.

          Management believes that the actions presently being taken by the Partnership, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Partnership to improve liquidity and profitability.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.   EXCHANGE OFFERING

          On April 7, 2000, pursuant to a registration statement on Form S-4, the Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Partnership issued 2,449,492 registered Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and Chief Executive Officer of the Trust, a founder and principal unit holder of the Partnership, and the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnership were owned by the Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 18 of the Corporate General Partners and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Partnership (and indirectly the Trust) own substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and control management of such partnerships.

          The Exchange Offering expired on April 7, 2000. Under the terms of the Exchange Offering, Exchange Limited Partners in a particular Exchange Partnership were entitled to participate in the offering only if limited partners holding at least 90% of the units of limited partnership interest in that partnership affirmatively elected to accept the offering. Exchange Limited Partners holding approximately 97.4% of the outstanding units of limited partnership in such partnerships accepted the offering, and each of the Exchange Partnerships exceeded the 90% requirement. As a result, following the completion of the Exchange Offering, the limited partnership interests of nine Exchange Partnerships are owned entirely by the Partnership (in the case of nine Exchange Partnership in which all Exchange Limited Partners accepted the offering) and substantially all of the limited partnership interests in the other 14 Exchange Partnerships are owned by the Operating Partnership, with the remaining limited partnership interests being retained by Exchange Limited Partners who elected not to accept the offering or failed to respond to the offering.

          The acquisition of the Exchange Partnerships was accounted for under the purchase method of accounting, effective as of April 1, 2000 for accounting purposes. The cost of acquisition approximated the fair value of the net assets acquired (principally the appraised value determined by management based on actual 1998 appraisals of the underlying residential apartment properties less related liabilities) which amounted to $11,793,159. Therefore, no goodwill was recorded in this transaction. The results of operations of the Exchange Partnerships are included in the consolidated financial statements as of April 1, 2000.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.   EXCHANGE OFFERING (Continued)

          For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unit holders are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unit holder who requests an exchange and subject to certain other exceptions.

          The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 1999. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                        2000            1999
                                                        ----            ----

             Total revenues                         $ 6,764,134     $ 5,842,000
             Cost and expenses                        9,872,604       8,521,000
                                                    -----------     -----------
             Net loss                               $(3,108,469)    $(2,679,000)
                                                    ===========     ===========

             Weighted average number of shares        3,374,563       4,292,148
                                                    ===========     ===========

             Net loss per share                           $(.92)          $(.62)
                                                          =====           =====

NOTE 4.   AGREEMENT OF LIMITED PARTNERSHIP

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

               The General Partner has been allocated 272 General Partner units as of December 31, 2000 to adjust the General Partnership interest to 1% of the total outstanding Partnership units.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.   AGREEMENT OF LIMITED PARTNERSHIP (Continued)

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

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.   AGREEMENT OF LIMITED PARTNERSHIP (Continued)

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


NOTE 5.   RENTAL APARTMENTS

          In 1998, the Partnership, in three separate transactions, acquired the entire limited partnership interest in three Florida limited partnerships each owning a residential apartment property in Florida representing an aggregate of 197 units. The aggregate consideration paid by the Partnership was approximately $2,234,000.

          In April 2000, pursuant to a registration statement on Form S-4, the Partnership completed an exchange offering (the Exchange Offering) under which it acquired additional interests in residential apartment properties (see Note 3). In the Exchange Offering, the Partnership issued 2,449,525 registered Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships which directly or indirectly own equity and/or debt interests in one or more of 26 residential apartment properties (containing an aggregate of 1,602 units) located in the southeast and mid-west United States.


NOTE 6.   RENTAL APARTMENT HELD FOR SALE

          On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144 unit apartment building located in St. Petersburg, Florida for $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. The Partnership expects the sale to be consummated by April 30, 2000. The property was adjusted to its carrying amount of $3,635,000 at December 31, 2000, resulting in a charge to operations of $814,471.

          The results of operations of Glen Lake from the date of acquisition (April 7, 2000) through December 31, 2000 were as follows:

             Rental and other income                            $ 467,620
             Expenses                                             951,805
                                                                ---------
                Net Loss                                        $(484,185)
                                                                =========

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   INVESTMENTS IN PARTNERSHIPS

          Alexandria Development, L.P.

               On October 14, 1998, the Partnership acquired an approximate 12% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Property"), a Delaware limited partnership, which is the owner and developer of a 168-unit residential apartment property under construction in Alexandria, Kentucky. An affiliate of the Partnership sold the partnership interest in the Alexandria Property to the Partnership and also serves as the managing general partner of the Alexandria Property. As of December 31, 1999, the Partnership owned twenty-six (26) units out of a total of sixty-five (65) units of limited partnership interest for which it paid $1,285,000. The Partnership had the option to acquire the remaining thirty-nine (39) units of limited partnership interests for $50,000 per unit or approximately $1,950,000. During 2000, the Partnership purchased no units and the option expired on October 15, 2000.

               Due to recurring losses incurred by the Alexandria Property, a partners' deficiency, and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management has decided to write off the Partnership's investment in Alexandria, resulting in a charge to operations of approximately $355,000 in 2000.

               The equity in net loss in Alexandria was approximately $229,000 and $595,000 for 2000 and 1999, respectively.

          Lamplight Court of Bellefontaine Apartments, Ltd.

               In connection with the Exchange Offering, the Partnership indirectly acquired a 31.7% limited partnership interest in Lamplight Court of Bellefontaine Apartments, Ltd. (Bellefontaine) an 80-unit residential apartment community known as the Lamplight Court Apartments located in Bellefontaine, Ohio. As of December 31, 2000, the equity in the net loss in Bellefontaine exceeded the Partnership's investment and therefore is carried at zero value in the consolidated balance sheet.


NOTE 8.   MORTGAGE NOTES RECEIVABLE - AFFILIATE

          As of December 31, 2000, the Partnership held discounted mortgage notes, including accrued interest, which were acquired as a result of the interest obtained in limited partnerships through the Exchange Offering completed April 7, 2000. The carrying value of the notes at December 31, 2000 amounted to $3,057,078, net of allowance for loan losses of approximately $2,585,000. The total face value plus accrued interest of these notes amounted to $8,376,349 at December 31, 2000. The notes accrue interest at interest rates ranging from 6% to 12% and are generally paid currently to the extent of available cash flows. As of December 31, 2000, accrued interest relating to these mortgage notes receivables amounted to $1,251,482. The notes mature at various dates through April 20, 2008. The notes are secured by unrecorded liens upon certain real and personal property and are subordinated to first mortgages, which in the aggregate amounted to approximately $11,500,000 at December 31, 2000.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.   NOTES RECEIVABLE - AFFILIATE (Continued)

          At December 31, 2000, the allowance for loan losses amounted to approximately $2,585,000. The allowance was established at the date the Exchange Offering was completed, as a result of accounting for the acquisition of interest in certain partnerships. Included in the consolidated statement of operations for 2000 is a charge to operations for a provision for loan losses of $235,599.


NOTE 9.   TRANSACTIONS WITH AFFILIATES

          Notes Receivable - Affiliates

               The Partnership has four notes receivable due from an affiliate totaling $795,000 as of December 31, 2000. The notes call for monthly accruals of interest only at 10% per annum with principal and accrued interest due as a lump sum payment on April 8, 2003. Included in accrued interest due from affiliates is approximately $139,000 relating to these notes receivable as of December 31, 2000.

          Notes Payable - Affiliates

               The Partnership has two non-interest bearing notes payable owed to its Chief Executive Officer totaling $140,000. The notes call for two lump-sum payments of $100,000 and $40,000 due on June 22, 2006 and April 25, 2007, respectively. The Partnership also has a note payable to an affiliate totaling $552,256 with 12% interest per annum. Interest accrues and is due monthly. The unpaid principal balance and accrued interest is due as a lump-sum payment on December 31, 2002. Total notes payable to affiliates amounted to $692,256, with accrued interest of $49,919, as of December 31, 2000.

          Lines of Credit - Affiliates

               The Partnership extends lines of credits to affiliates and is liable under lines of credit extended to the Exchange Properties from affiliates. All amounts accrue interest at 10% per annum and are due on demand. The balance due from affiliates under lines of credit was $805,667, with accrued interest of $354,762, as of December 31, 2000. Amounts due to affiliates under the lines of credit were $765,647, with accrued interest of $78,757, as of December 31, 2000.

          Advances To/From - Affiliates

               From time to time, the Partnership advances funds to and receives advances from affiliates. These transactions are generally less than $20,000, non-interest bearing and are due on demand. Advances due from affiliates totaled $176,987 as of December 31, 2000. Advances due to affiliates totaled $652,183 as of December 31, 2000.

          Line of Credit - Trust

               The Partnership has a line of credit with the Trust, its general partner. The credit line is due on demand and is non-interest bearing. The balance outstanding on the credit line was $347,010 as of December 31, 2000.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.   TRANSACTIONS WITH AFFILIATES (Continued)

          Summary of Receivables/Payables - Affiliates:

                                                     Receivables       Payables
                                                     -----------       --------

             Notes receivable/payable                 $  795,000     $  692,256
             Lines of credit                           1,152,677        765,647
             Advances                                    176,987        652,182
                                                      ----------     ----------
                Total                                 $2,124,664     $2,110,085
                                                      ==========     ==========


NOTE 10.  OTHER PROPERTY AND EQUIPMENT

          Furniture and equipment                                     $114,154
          Computer equipment and software                               47,552
          Leasehold improvements                                        20,813
                                                                      --------
                                                                       182,519
          Less accumulated depreciation                                 76,559
                                                                      --------
                                                                      $105,960
                                                                      ========

          Depreciation expense for other property and equipment for the years ended December 31, 2000 and 1999 was $34,001 and $34,001, respectively, and is included in other administration expenses in the consolidated statement of operations.


NOTE 11.  MORTGAGES PAYABLE

          In 1998, the Partnership acquired interest in three limited partnerships each owning a residential apartment property. In connection with the Exchange Offering completed April 7, 2000, the Partnership acquired 16 partnerships that directly owned interests in 15 residential properties. Each property had a mortgage that is secured by such property. Total mortgage loans on these 18 properties amount to $23,540,172 at December 31, 2000. The mortgage loans bear interest at rates ranging from 6.5% to 9.5% and mature on various dates through December 2006.

          The aggregate maturities of mortgages payable for each of the five years subsequent to December 31, 2000 are as follows:

                                                  Principal       Interest          Total
                                                  ---------       --------          -----
          Year ending December 31:
            2001                                 $ 2,906,262     $1,737,305     $ 4,643,566
            2002                                     318,947      1,611,718       1,930,665
            2003                                     342,599      1,588,067       1,930,666
            2004                                   6,925,005      1,436,246       8,361,251
            2005                                   6,943,373        766,232       7,709,605
            2006 and thereafter                    6,103,987      1,672,240       7,776,227
                                                 -----------     ----------     -----------
               Total                             $23,540,172     $8,811,807     $32,351,979
                                                 ===========     ==========     ===========

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12.  NOTES PAYABLE

          The Partnership has unsecured notes payable to three entities with annual interest rates ranging from 10% to 10.4%. Principal and interest totaling $517,436 owed to one of the entities is due on demand. The remaining balances are due in 2001. As of December 31, 2000, the principal balance outstanding on these notes was $1,433,172, with accrued interest of $1,049,326, totaling $2,482,499.


NOTE 13.  COMMITMENTS AND CONTINGENCIES

          Officers' Compensation

               A founder of the Trust and the Partnership serves as Chief Executive Officer of the Trust and the Managing Shareholder. He has agreed to serve as Chief Executive Officer in exchange for compensation in the form of common shares or units of the Trust in an amount not to exceed 25,000 shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Partnership. As of December 31, 2000, no common shares of the Trust or units of the Partnership have been issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, provision of $217,000 has been made in the accompanying financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for 2000 and 1999. This amount has been charged to the compensation expense for 2000 and 1999, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust.

               On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Partnership will pay the COO and the CFO $175,000 and $110,000 per annum, respectively. In addition, the COO and the CFO will receive $94,000 and $60,000, respectively if they are involuntarily terminated for any reason other than gross misconduct.

          Operating Leases

               During 1998, the Partnership executed an operating lease for office facilities. The lease, which expires on June 15, 2003, requires monthly payments of $5,000. The Partnership has three options of five years each to extend its lease for a total of fifteen additional years. During 2000, the Partnership subleased this office facility to an affiliated entity for the same amount ($5,000) on a month-to-month basis. The Partnership moved into a new office facility which it subleases from an affiliated entity on a month-to-month basis for $2,500 per month.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13.  COMMITMENTS AND CONTINGENCIES (Continued)

          Operating Leases (Continued)

               The Partnership remains liable under the terms of the original lease which expires June 15, 2003.

               Minimum future lease payments on this lease are as follows:

                 Year ending December 31:
                    2001                                            $ 60,000
                    2002                                              60,000
                    2003                                              30,000
                                                                    --------
                      Total                                         $150,000
                                                                    ========

               Rent expense was approximately $42,500 and $62,000 for 2000 and 1999, respectively.

          Pending Litigation

               The Partnership is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership taken as a whole.


NOTE 14.  RELATED PARTY TRANSACTIONS

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

               During 2000 and 1999, the Partnership was reimbursed approximately $370,000 and $857,000, respectively, for administrative expenses, which have been presented as reductions of the specific related category of administrative expenses in the accompanying financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15.  PARTNERS' CAPITAL

          Partners' Capital Contributions

               During 2000 and 1999, 26,990 and 211,436 units of limited partner interest were issued to the Trust in exchange for net proceeds of $230,118 and $1,379,500, respectively, from the sale of common shares in the Trust's Cash Offering which expired in May 2000. In addition, the Partnership issued to the Trust 272 and 2,136 general partner units during 2000 and 1999, respectively, as an allocation to adjust the general partner interest to 1% of the total outstanding Partnership units (see Note 4). This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner units for accounting purposes.

          Exchange Offering

               The Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act ("Exchange Offering").

               These units were offered in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly own equity and/or mortgage interests in one or more residential apartment properties. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Partnership, who is the sole stockholder and director of the Managing Shareholder of the Partnership. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

               The number of Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding was substantially identical since Unit holders, including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares offered by the Trust in the Cash Offering) have been registered with the Commission.

               By virtue of the completion of the Exchange Offering, the Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. The Partnership acquired interests in a

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15.  PARTNERS' CAPITAL (Continued)

          Exchange Offering (Continued)

               particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of the Exchange Partnerships directly or indirectly own equity interests in 16 properties, which consist of an aggregate of 1,012 residential units (comprised of studio, one, two, three and four bedroom units). Certain of the Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties, 21 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 3 regarding the completion of the Exchange Offering on April 7, 2000.

          Partnership Limited Partnership Units

               In connection with the formation of the Trust and the Partnership, the Original Investors, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 limited partnership units of the Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, the Original Investors made a $100,000 capital contribution to the Partnership. The number of units subscribed for represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. The subscription agreement entered into by the Original Investors provided that if, as of May 31, 2000, the number of units subscribed for by the Original Investors represented a percentage greater than 19% of the then outstanding Common Shares calculated on a fully diluted basis, each Original Investor would be required to return any excess Units to the Partnership for cancellation.

               Therefore, as of May 31, 2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the Original Investors. The Original Investors have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

               The fair value of the units issued to the Original Investors amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the units, the Trust and the Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15.  PARTNERS' CAPITAL (Continued)

          Partnership Limited Partnership Units (Continued)

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

               Under the subscription agreement, the Original Investors agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering; agreed to assign to the Partnership the right to receive all residual economic rights attributable to the general partner interests in Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Partnership, caused the Exchange Partnerships to cancel the prior property management agreements and agreed to forego the right to have a property management firm controlled by the Original Investors assume the property management role in respect of properties in which the Trust or the Partnership invest.

               Following the Exchange Offering, the Partnership controls the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provides the Partnership the ability to remove the general partner under the provisions of the limited partnership agreements pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

               Since holders of units may elect to exchange these for Common Shares in the Trust on a one for one basis, the Original Investors would be entitled to exchange their limited partnership units for a net amount of 757,746 Common Shares.


NOTE 16.  NET LOSS PER PARTNERSHIP UNIT

          The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive in 2000 and 1999.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16.  NET LOSS PER PARTNERSHIP UNIT (Continued)

          The components used in calculating basic net loss per unit are as follows:

                                                        Weighted         Loss
                                      Net Loss       Average Units     Per Unit
                                      --------       -------------     --------

          2000                      $(2,998,256)       3,374,563        $ (.89)
                                    ===========        =========        ======

          1999                      $(2,641,250)       1,842,656        $(1.43)
                                    ===========        =========        ======


NOTE 17.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

          In April 2000, in connection with the completion of the Exchange Offering, the Partnership acquired indirect equity interests in 16 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

            Land and Depreciable Property                         $28,723,196
            Mortgage Notes Receivable, Affiliates                   3,292,677
            Receivables and Accrued Interest, Affiliates            3,262,522
            Other Assets                                              848,813
                                                                  -----------
               Total Assets                                        36,127,208
                                                                  -----------

            Mortgage Payable                                       19,766,015
            Notes Payable and Accrued Interest                      2,320,586
            Payables and Accrued Interest, Affiliates               1,435,548
            Accounts Payable                                          644,266
            Security Deposits                                         167,634
                                                                  -----------
               Total Liabilities                                   24,334,049
                                                                  -----------

            Equity                                                $11,793,159
                                                                  ===========


NOTE 18.  SUBSEQUENT EVENTS

          On February 5, 2001, the Trust refinanced the first mortgages on three properties (see Note 2). The new information of the mortgages is as follows:

                                                  Interest       Term           Maturity           Monthly
            Property               Mortgage         Rate       (Years)            Date            Payments
                                   --------         ----       -------            ----            --------
            Pineview              $2,700,000        7.51%         25        February 5, 2011       $19,970
            Heatherwood           $1,900,000        7.51%         30        February 5, 2011       $13,298
            Eagle Lake            $1,900,000        7.51%         25        February 5, 2011       $14,053

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the persons that serve as Trustees of the Trust and as executive officers of the Trust and the Operating Partnership and their respective ages and positions are set forth below. Each of the Trustees has served since 1998. The term of each Independent Trustee is one year.

Name                      Age    Position
----                      ---    --------

James H. Bownas           53     Independent Trustee - Trust
Peter M. Dickson          51     Independent Trustee - Trust
Gregory K. McGrath  1/    40     Chief Executive Officer - Trust
Robert S. Geiger  2/      50     Chief Operating Officer - Operating Partnership
Robert L. Astorino        54     President and Chief Operating Officer -
                                 Trust; Chief Executive Officer - Operating
                                 Partnership
Mark L. Wilson            54     Chief Financial Officer - Trust and Operating
                                 Partnership

     Baron Advisors, Inc. ("Baron Advisors" or the "Managing Shareholder"), the Managing Shareholder and a Trustee of the Trust, was incorporated in July 1997 as a Delaware corporation. The Managing Shareholder has discretion in day to day management and control of the affairs of the Trust and the Operating Partnership, subject to (i) general supervision and review by the Independent Trustees and the Managing Shareholder acting together as the Board of Trustees of the Trust and (ii) prior approval authority of a majority of the Board and/or of a majority of the Independent Trustees in respect of certain actions of the Trust and the Operating Partnership. The Declaration of the Trust requires that a majority of the Board of the Trust be comprised of Independent Trustees not affiliated with the Managing Shareholder or its affiliates. Baron Advisor's term as Trustee expires in May 2001, and it has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     The management of Baron Advisors has substantial prior experience in and knowledge of the residential apartment property and single-family housing market and its financing and experience in the management of investment programs and in directing their operations. The Chief Executive Officer, sole director and sole shareholder of Baron Advisors are Gregory K. McGrath and its Chief Operating Officer is Robert S. Geiger.

     Prior to December 31, 2000, the Managing Shareholder was compensated for its services pursuant to a Trust Management Agreement. The Trust Management Agreement was terminated effective December 31, 2000, and since that time the Managing Shareholder has not been compensated for its services performed on behalf of the Trust. Officers and employees of the Managing Shareholder who perform services on behalf of the Trust are not paid any additional compensation by the Trust. Such officers and employees generally will serve in the same capacity for the Trust and will be compensated by the Trust in amounts determined by the Managing Shareholder, in the case of employees, and by the Executive Compensation Committee of the Trust.

     Gregory K. McGrath is the Chief Executive Officer, sole director and sole shareholder of Baron Advisors, co-founder and

----------

     1/Mr. McGrath is Chief Executive Officer, sole shareholder and sole director of the Managing Shareholder. He is also the Chief Executive Officer, sole shareholder and director of Baron Capital Properties, Inc., a Delaware corporation, which is the Corporate Trustee of the Trust.

     2/Mr. Geiger serves as the Chief Operating Officer of the Managing Shareholder.

Chief Executive Officer of the Trust, and a co-founder and principal unitholder of the Operating Partnership. Mr. McGrath has over 10 years experience in all aspects of the real estate industry, including site selection and acquisition, arrangement and closing of mortgage financing, and property acquisition and management. Between January 1993 and June 1994, Mr. McGrath served as Senior Vice President of Realty Capital, Inc., a Florida corporation which sponsored real estate limited partnerships. Mr. McGrath is also the President, sole director and sole shareholder of Baron Real Estate Services, Inc. ("Baron"), an Ohio corporation headquartered in Cincinnati, Ohio, which he co-founded in 1989. Mr. McGrath is also the President, sole director and sole shareholder of Brentwood Management, LLP, an Ohio limited liability company which provides property management services. Mr. McGrath is also a principal of The Baron Organization, Inc., a Delaware corporation which manages an approximately $100 million real estate portfolio. In addition to the affiliations described above, Mr. McGrath is also a principal in a number of other related business entities which are involved in various aspects of the real estate business. In addition, he founded and is the President and principal shareholder of WaKul, Inc., a provider of integrated communications services to owners, property managers and residents of residential apartment properties. See also "Item 12 - Certain Relations and Related Transactions" below.

     Robert S. Geiger is a co-founder of the Trust and Operating Partnership and the Chief Operating Officer of the Operating Partnership. Mr. Geiger is also a practicing attorney. From 1994 to August 1998, he was managing director of the law firm of Geiger Kasdin Heller Kuperstein Chames & Weil, P.A., a Miami, Florida law firm with a general practice. From 1986 to 1994, he was managing director of Levine & Geiger, a Miami, Florida law firm. Mr. Geiger's practice is concentrated in complex commercial and real property transactions and business reorganizations. He serves as general counsel for national, regional and local corporations engaged in a wide range of business activities, including regulated industry matters. See also "Item 12 - Certain Relations and Related Transactions" below.

     James H. Bownas, an Independent Trustee of the Trust, has been a principal in Gamble Hartshorn Johnson Co. LPA, a Columbus, Ohio law firm with a general practice since November 1996. Mr. Bownas's practice is concentrated in securities, real estate, taxation, corporate and estate planning. Between January 1996 and November 1996, Mr. Bownas managed his own legal practice. Between 1989 and January 1996, Mr. Bownas served as General Counsel, Vice President and Secretary of Lexford, Inc. ("Lexford") (formerly Cardinal Realty Services, Inc. and before that Cardinal Industries, Inc.), a publicly traded company headquartered in Reynoldsburg, Ohio which has sponsored numerous real estate investment limited partnerships. At Lexford, Mr. Bownas developed significant experience in the syndication of real estate investment limited partnerships, negotiated the resolution of over $2 billion of creditors' claims in connection with the bankruptcy reorganization of Cardinal Industries, Inc., and coordinated the transition of Cardinal Industries, Inc. from a bankruptcy creditor to a successful publicly traded company. Since 1995, Lexford has engaged in several arms-length transactions (none of which represented a material portion of Lexford's assets, liabilities, revenues or expenditures) with affiliates of the Managing Shareholder pursuant to which multi-family real estate was sold to, purchased from and managed by and for such entities. Mr. Bownas's term as Independent Trustee expires in May 2001, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     Peter M. Dickson, an Independent Trustee of the Trust, has been managing director of the Guardian Management Company Limited, a global financial services corporation based in Bermuda since 1990. In addition, since 1994 Mr. Dickson has served as a director to Grosvenor Trust Company Limited, another Bermuda-based financial services corporation. Between 1985 and 1990, Mr. Dickson served as the Executive Vice President of Finance for The Wraxall Group, Bermuda. Between 1979 and 1985, Mr. Dickson held several positions with Peat, Marwick. Mr. Dickson's term as Independent Trustee expires in May 2001, and he has been nominated by the Trust for re-election at the annual meeting of Shareholders scheduled on May 31, 2001.

     Robert L. Astorino has served as served as President and Chief Operating Officer of the Trust since August 2000 and as Chief Executive Officer of the Operating Partnership since May 25, 1998. From February 1998 through May 25, 1998, he served as President - Property of Strategic Management Inc., a real estate management company affiliated with the Mr. McGrath. From 1992 through January 1998, he served as President of The Housing Partnership, Inc., a Louisville, Kentucky-based real estate investment and consulting company. Between 1991 and 1992, Mr. Astorino served as Assistant Vice President, Real Estate Operations at Great Western Bank in Beverly Hills, California, where his responsibilities included the operation and sale of residential and commercial real estate obtained in foreclosure.

     Mark L. Wilson was elected Chief Financial Officer of the Trust and the Operating Partnership in November 1998. Since June 1998 Mr. Wilson has also served as Chief Financial Officer of WaKul, Inc., a provider of integrated communications services to owners, property managers and residents of residential apartment properties. WaKul, Inc. is controlled by Mr. McGrath. Between 1989 and 1997, Mr. Wilson served as Vice President of Baron Real Estate Services, Inc., an affiliate of Mr. McGrath. Mr. Wilson was responsible for financial control, accounting and tax functions for that company in addition to financial control and accounting for all of the properties which it managed. In addition, Mr. Wilson served as President of The Baron Companies, a registered securities broker-dealer which served as the dealer manager of numerous private offerings of limited partnerships affiliated with Mr. McGrath.

     Joseph M. Jayson, age 62, has been nominated by the Trust for election as an Independent Trustee on its Board of Trustees at the Trust's annual meeting of shareholders scheduled on May 31, 2001. Mr. Jayson is the Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, a wholly-owned subsidiary of J.M. Jayson & Company, Inc., and President and Director of Realmark Properties, Inc., also a wholly owned subsidiary of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A, and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the corporate general partner of the foregoing partnerships.

     For the past 38 years, Mr. Jayson has been engaged in various aspects of real estate brokerage and investment. He is a Certified Property Manager as designated by the Institute of Real Estate Management. He brokered residential properties from 1962 to 1964 and commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in the formation of, over 30 real estate-related limited partnerships. For the past 19 years, Mr. Jayson , J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil. Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University and a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management.

     Jerome S. Rydell, age 55, has been nominated by the Trust for election as an Independent Trustee on its Board of Trustees at the Trust's annual meeting of shareholders scheduled on May 31, 2001. Mr. Rydell is President, sole director and sole beneficial owner of the following companies: (i) Sigma Financial Corporation ("Sigma"), a NASD registered broker-dealer that acted as the underwriter of Baron Capital Trust's (the "Trust") public Cash Offering that ended in May 2000 and participated in the Exchange Offering of Baron Capital Properties, L.P., an affiliate of the Trust, pursuant to which limited partners of certain limited partnerships managed by affiliates of Mr. McGrath were offered the right to exchange their limited partnership interests in such partnerships in exchange for units of limited partnership interest in Baron Capital Properties, L.P.; and (ii) Sigma Planning Corporation, a registered investment advisor and a subsidiary of Sigma. Sigma was formed in 1983 and currently is licensed in 48 states. Its main office is located in Ann Arbor, Michigan and its 48-member staff supports more than 500 registered representatives. Both Sigma and Sigma Planning Corporation are registered with the Securities and Exchange Commission.

     Mr. Rydell and other affiliates have also sponsored a number of securities offerings in both real estate and radio stations. In addition, other affiliated companies currently manage real estate assets comprised of 1,500 residential sites and $22,000,000 of land contracts and mortgages in the metropolitan Detroit area. See also "Item 12 - Certain Relations and Related Transactions" below.

     The Corporate Trustee of the Trust is Baron Capital Properties, Inc. ("Baron Properties"), a Delaware corporation formed in July 1997 and an Affiliate of the Managing Shareholder. The primary duty of the Corporate Trustee is to operate an office in the State of Delaware as Delaware law requires that at least one of the trustees of a Delaware business trust (such as the Trust) have an office in Delaware. Baron Properties, as Corporate Trustee of the Trust, will act only at the direction of the Managing Shareholder, and will not take independent discretionary action on behalf of the Trust. The Corporate Trustee will not be compensated for its services, but will be reimbursed only for its reasonable out-of-pocket expenses in serving in such capacity which are approved in advance by the Managing Shareholder. Such expenses are expected to be limited to those incurred in connection with the operation of its Delaware office. Baron Properties may be a trustee of other similar entities that may organized by the Managing Shareholder, Baron Advisors, and any of their respective Affiliates. The Chief Executive Officer, sole director and sole stockholder of Baron Properties is Gregory K. McGrath. The principal office of Baron Properties is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

     No reports were required to be filed in the most recent fiscal year pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, since the Operating Partnership Units are not registered under the act.

ITEM 10. EXECUTIVE COMPENSATION

                                         Annual Compensation

                                                                                        Long Term              All Other
  Name and Principal Position             Year       Salary            Bonus           Compensation          Compensation
  ---------------------------             ----       ------            -----           ------------          ------------
Gregory K. McGrath, Chief Executive       2000     $217,000  1/          --                 --                    --
Officer - Trust

Robert S. Geiger, Chief Operating         2000     $55,769 2/            --                 --                    --
Officer - Operating Partnership

Robert L. Astorino, President and         2000     $149,899              --                 --                 $9,600 3/
Chief Operating Officer - Trust and
Chief Executive Officer - Operating
Partnership

Mark L. Wilson, Chief Financial           2000     $72,729               --                 --                 $9,791 3/
Officer - Trust and Operating
Partnership

     1/ The Board of the Trust awarded Mr. McGrath compensation in the amount of $217,000 for his services in 2000. Mr. McGrath elected not to be paid in cash. Instead, such amount was recorded as a compensation expense of the Trust and treated as a capital contribution. In addition, Mr. McGrath, is the Chief Executive Officer and sole shareholder and director of Baron Advisors, Inc., which is the Managing Shareholder of the Trust. Prior to its termination in December 2000, a Trust Management Agreement, dated as of May 15, 1998, provided that Baron Advisors, Inc. was entitled to be reimbursed for its operating expenses relating to the business of the Trust and the Operating Partnership in an amount equal to 1% of the gross proceeds of the Cash Offering plus 1% of the initial value of Units issued in connection with the Exchange Offering, up to a maximum of $500,000 per year. In addition, the Managing Shareholder was entitled to reimbursement for (i) distribution, due diligence and organizational expenses incurred in connection with the formation of the Trust and the Operating Partnership and with the Cash Offering in an amount not to exceed 1% of gross proceeds from the Cash Offering; (ii) legal, accounting and consulting fees and filing, recording, printing, postage and other miscellaneous expenses incurred in connection with the Cash Offering in an amount not to exceed 1% of the gross proceeds from the Cash Offering; and (iii) expenses incurred prior to and during the Cash Offering for investigating and evaluating investment opportunities for the Trust and the Operating Partnership (other than in connection with the Exchange Offering) and for assisting them in consummating their investments, in an amount not to exceed 4% of the gross proceeds from the Cash Offering. In 2000, the Trust incurred expenses due Baron Advisors, Inc. totaling $12,095, comprised of reimbursable organizational and offering expenses ($8,396), and reimbursable investment advisory expenses ($3,699). Since December 31, 2000, the Managing Shareholder has not been entitled to receive any reimbursement for expenses incurred on behalf of the Trust and the Operating Partnership.

     2/ Prior to August 1, 2000, Mr. Geiger's annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Since August 1, 2000, Mr. Geiger has not been entitled to any compensation for his services on behalf of the Trust and the Operating Partnership.

     3/ Car Allowance

     Each Independent Trustee of the Trust is entitled to be paid an annual fee of $6,000 for serving in such capacity. In August 2000, the Trust entered into employment agreements with Mr. Astorino, to serve as President and Chief Operating Officer of the Trust, and Mr. Wilson, to serve as its Chief Financial Officer, through December 31, 2001. Under the terms of the agreements, the Trust, through the Operating Partnership, will pay Mr. Astorino $175,000 and Mr. Wilson $110,000 per annum to serve in such capacities. In addition, Mr. Astorino and Mr. Wilson will be entitled to receive $60,000 and $40,000, respectively, as an incentive payment to remain in the employment of the Trust through the term of the agreements. They will also be entitled to receive $90,000 and $60,000, respectively, if they are involuntarily terminated prior to the end of the term for any reason other than their respective gross misconduct.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Units in the Operating Partnership by (i) the Trust, (ii) each Trustee and Trustee nominee of the Trust, (iii) the Chief Executive Officer and each other executive officer of the Operating Partnership and the Trust, (iv) all executive officers of the Trust and the Operating Partnership as a group, and (v) to the Operating Partnership's knowledge, by any person owning beneficially more than 5% of the outstanding Units, in each case at December 31, 2000. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Operating Partnership Units shown as beneficially owned by such person.

------------------------------------------------------------------------------------------------
  Name, Position and Address of                      Amount and Nature
        Beneficial Owner                         Of Beneficial Ownership           Percentage
------------------------------------------------------------------------------------------------
Baron Capital Trust, the sole general                     702,076                      18%
partner and a limited partner of the
Operating Partnership
------------------------------------------------------------------------------------------------
James H. Bownas                                              --                         --
Independent Trustee - Trust
1 East Livingston Avenue
Columbus, Ohio  43215
------------------------------------------------------------------------------------------------
Peter M. Dickson                                             --                         --
Independent Trustee - Trust
33 Church Street
Hamilton, Bermuda  HM 12
------------------------------------------------------------------------------------------------
Gregory K. McGrath                                       378,873 2/                    9.7%
Chief Executive Officer-Trust  1/
------------------------------------------------------------------------------------------------
Robert S. Geiger                                         378,873 2/                    9.7%
Chief Operating Officer-
Operating Partnership  1/
------------------------------------------------------------------------------------------------
Robert L. Astorino                                       100,000 2/                    2.6%
President and Chief Operating Officer-Trust
and Chief Executive Officer- Operating
Partnership  1/
------------------------------------------------------------------------------------------------
Mark L. Wilson                                               --                         --
Chief Operating Officer-Trust and Operating
Partnership  1/
------------------------------------------------------------------------------------------------
Joseph M. Jayson                                             --                         --
Trustee Nominee - Trust
c/o J.M. Jayson & Co., Inc.
2350 North Forest Road
Getzville, NY 14068
------------------------------------------------------------------------------------------------
Jerome S. Rydell                                           -- 3/                      -- 3/
Trustee Nominee - Trust
c/o Sigma Financial Corporation
4261 Park Road
Ann Arbor, MI 48103
------------------------------------------------------------------------------------------------
The Trust, Trustees, Trustee nominees, and              1,459,872 2/                  38.3%
all executive officers of the Trust and
Operating Partnership, as a group (9)
------------------------------------------------------------------------------------------------

     1/ The address of Baron Capital Trust and Messrs. McGrath, Geiger, Astorino and Wilson is 7826 Cooper Road, Cincinnati, Ohio 45242.

     2/ Mr. McGrath and Mr. Geiger, the co-founders of the Trust and the Operating Partnership, each own 378,873 Operating Partnership Units which are exchangeable into an equivalent number of Common Shares of the Trust. Their Units have been deposited into an institutional escrow account. The escrowed Units (and/or Common Shares to the extent they exchange Units for Common Shares) are to be released in equal amounts on the sixth, seventh, eighth and ninth anniversary dates of the effectiveness of the Cash Offering, or earlier if certain financial goals are achieved by the Trust. Under the Declaration of Trust, no other Shareholder or Unitholder may hold more than 5% of the beneficial interest in the Trust. Mr. Astorino holds a 10-year warrant (which expires in February 2009) to acquire up to 100,000 Operating Partnership Units from Mr. McGrath at an exercise price of $.001 per unit.

     3/ Mr. Rydell does not beneficially own any Operating Partnership Units. He is the beneficial owner of 97,450 Common Shares of the Trust by virtue of his ownership of Sigma Financial Corporation ("Sigma"), which earned such shares as commissions in connection with the Exchange Offering. See ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS below. Sigma has allocated a portion of the Common Shares to its registered representatives who earned such shares for assisting the Operating Partnership in the Exchange Offering. As a result of such allocation, Sigma actually beneficially owns less than 5% of the outstanding Common Shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 1998, 1999 and 2000, the Operating Partnership directly or indirectly entered into several transactions in which the amount exceeded $60,000 and in which an executive officer of the Trust or the Operating Partnership had an interest. From 1998 through 2000, the following related transactions occurred.

     1. The Trust contributed $3,858,240 (1998), $1,379,500 (1999), and $230,118
(2000) of the net proceeds from the Cash Offering to the Operating Partnership in exchange for 702,076 Operating Partnership Units. The Trust and the Operating Partnership were co-founded by Gregory K. McGrath and Robert S. Geiger, who are the Chief Executive Officer of the Trust and Chief Operating Officer of the Operating Partnership, respectively, and who each own individually Operating Partnership Units as described below.

     2. The Operating Partnership acquired limited partnership interests in Alexandria Development, L.P. from an affiliate of Mr. McGrath. See "ITEM 2 - DESCRIPTION OF PROPERTIES - Description of Properties - Acquired Properties - Alexandria Property."

     3. In connection with the formation of the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger, the founders of the Trust and the Operating Partnership, subscribed for 1,202,160 Units in the Operating Partnership in exchange for a cash payment of $100,000. On May 31, 2000 (the termination date of the Cash Offering), pursuant to an agreement among Mr. McGrath, Mr. Geiger, the Trust and the Operating Partnership, Mr. McGrath and Mr. Geiger returned to the Operating Partnership all but 757,746 Units, representing 9.5% of the then outstanding Common Shares, calculated on a fully diluted basis assuming that all then outstanding Units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares. All outstanding Units, including those owned by Mr. McGrath and Mr. Geiger, are exchangeable into an equivalent number of Common Shares. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     4. As described in "ITEM 1 - DESCRIPTION OF BUSINESS - Brief Description of Properties - Exchange Offering," effective April 7, 2000, the Operating Partnership acquired equity and debt interests in residential apartment properties in connection with the completion of an Exchange Offering made to individual limited partners of 23 limited partnerships in which Mr. McGrath either directly or indirectly held a beneficial interest.

     5. Described above under "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Results of Operations" are certain transactions involving Gregory K. McGrath, a co-founder of the Trust and the Operating Partnership and the Chief Executive Officer of the Trust, certain of his affiliates, and the Trust relating to the Burgundy Hills Property.

     Described below are certain transactions involving Jerome S. Rydell, a nominee for Trustee, and the Trust, the Operating Partnership, and affiliates of Mr. McGrath. Mr. Rydell is the President, sole director and sole beneficial owner of Sigma Financial Corporation ("Sigma"), a registered securities broker-dealer. Sigma served as the underwriter in the sale of the Trust's Common Shares in its best-efforts public Cash Offering that ended in May 2000. Sigma earned approximately $560,000 in commissions for sales it completed in the offering. In addition, Sigma also earned five-year warrants (which expire in May
2003) to acquire 59,676 Common Shares at an exercise price of $13.00 per share. Sigma allocated a portion of the cash commissions and warrants to its registered representatives.

     Sigma also participated in the Exchange Offering completed in April 2000 by the Operating Partnership. In exchange for its services during the offering, Sigma earned 97,450 Common Shares, a portion of which it allocated to its registered representatives. Sigma has also participated as a broker-dealer in numerous private offerings by investment programs (including the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering and WaKul, Inc.) sponsored and managed by Gregory K. McGrath or affiliates of Mr. McGrath, a co-founder and Chief Executive Officer of the Trust and a co-founder and principal holder of Units in the Operating Partnership. Sigma, Mr. Rydell and certain of Sigma's registered representatives are owed more than $100,000 by those programs for outstanding commissions, offering fees, reimbursable expenses, and advances.

     Sigma is also participating in the private offering sale of units of limited partnership interest in Baron Lakeside Construction Fund, L.P. ("Baron Lakeside") and Baron SABH Construction Fund, L.P. ("Baron SABH"). The two partnerships, sponsored and managed by affiliates of Mr. McGrath, are attempting to raise a total of $4,150,000. The net proceeds of these offerings will be used to make loans to owner/developers of residential condominium and apartment development properties to enable them to pay down first mortgage indebtedness secured by such properties and to cover outstanding payables owed to general contractors and other vendors of the projects, construction completion expenses, interest payments prior to repayment of the loans, working capital, and/or certain administrative expenses. The owner/developers of the properties to be developed are controlled and managed by affiliates of Mr. McGrath.

     Following their completion, the development properties beneficially owned by Mr. McGrath will be listed for sale, and the new development loans described above and prior development loans made by other investment limited partnerships sponsored and managed by affiliates of Mr. McGrath to owner/developers controlled by McGrath will be repaid out of the net proceeds from any such sales and sales of certain interests beneficially owned by Mr. McGrath in other properties.

     Mr. Rydell is also a principal of Sigma Renaissance Corporation ("Sigma Renaissance"), which will have significant authority in respect of the funding of construction completion requests from owner/developers; the sale of properties to be developed; the management of entities controlled by Mr. McGrath which will be involved in the transactions contemplated in the two offerings; and distributions to limited partners of Baron Lakeside and Baron SABH. In exchange for a construction fee, Sigma Renaissance will also supervise construction and serve as the onsite construction managers for the completion of development and construction on the unfinished development properties to be completed with the proceeds of the new development loans. Mr. Rydell and Robert
L. Astorino, the President and Chief Operating Officer of the Trust and the Chief Executive Officer of the Operating Partnership, serve as managers of Sigma Renaissance.

     The roles of Mr. Rydell, Sigma and Sigma Renaissance in the Baron Lakeside and Baron SABH transactions are designed (i) to mitigate conflicts of interest which affect Mr. McGrath due to his role as an affiliate of Baron Lakeside, Baron SABH, owner/developers which borrow development funds and prior borrower and lender partnerships affiliated with Mr. McGrath and (ii) to provide for repayment of the new and prior development loans prior to the distribution of any net profits or any other payments to Mr. McGrath or any affiliates beneficially owned entirely by him attributable to their respective interest in any of the development properties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Documents filed as part of this report:

     (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

--------------------------------------------------------------------------------
        Exhibit
         Number     Description
--------------------------------------------------------------------------------
          3.1*      Certificate of Limited Partnership of the Registrant
                    (incorporated herein by reference to Exhibit 3.1 to the Form
                    S-4 Registration Statement of the Registrant filed with the
                    Securities and Exchange Commission on June 2, 1998).
--------------------------------------------------------------------------------
          3.2*      Agreement of Limited Partnership of Baron Capital
                    Properties, L.P. dated as of May 15, 1998 (incorporated
                    herein by reference to Exhibit 10.6 to Amendment No. 3 to
                    the Form SB-2 Registration Statement of Baron Capital Trust
                    filed with the Securities and Exchange Commission on May 15,
                    1998 (Registration No. 333-35063)).
--------------------------------------------------------------------------------
          4.1*      Form of Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Form S-4 Registration Statement of the
                    Registrant filed with the Securities and Exchange Commission on June 2, 1998).
--------------------------------------------------------------------------------
          10.1*     Trust Management Agreement, dated as of May 15, 1998 between
                    Baron Capital Trust and Baron Advisors, Inc. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to
                    the Form SB-2 Registration Statement of Baron Capital Trust
                    filed with the Securities and Exchange Commission on May 15,
                    1998 (Registration No. 333-35063)).
--------------------------------------------------------------------------------
          10.2*     Amended and Restated Declaration of Trust for the Registrant
                    made as of August 11, 1998 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form S-4
                    Registration Statement of the Registrant filed with the
                    Securities and Exchange Commission on September 22, 1998).
--------------------------------------------------------------------------------
          10.3*     Form of Indemnification Agreement among the Registrant,
                    Baron Capital Trust (its General Partner), officers of the
                    Registrant and trustees, officers and members of the Board of Baron Capital Trust and such other persons as Baron
                    Capital Trust may designate (included in Section 7.7 of the
                    Agreement of Limited Partnership of the Registrant
                    referenced above in Exhibit 3.2)
--------------------------------------------------------------------------------
          10.4*     Amended and Restated Security Escrow Agreement dated as of
                    May 15, 1998 among Gregory K. McGrath, Robert S. Geiger,
                    Baron Capital Trust and American Stock and Transfer Company
                    (incorporated herein by reference to Exhibit 10.4 to
                    Amendment No. 2 to the Form S-4 Registration Statement of
                    Registrant filed with the Securities and Exchange Commission on January 29, 1999).
--------------------------------------------------------------------------------
          10.5*     Founders' Subscription Agreement (incorporated herein by
                    reference to Exhibit 10.5 to Amendment No. 2 to the Form S-4
                    Registration Statement of Registrant filed with the
                    Securities and Exchange Commission on January 29, 1999).
--------------------------------------------------------------------------------
          10.6*     First Amendment to Amended and Restated Security Escrow
                    Agreement, dated April 30, 1999 (incorporated herein by
                    reference to Exhibit 10.6 to Amendment No. 4 to the Form S-4
                    Registration Statement of Registrant filed with the
                    Securities and Exchange Commission on June 2, 1999).
--------------------------------------------------------------------------------
          10.7*     Amendment to Founders' Subscription Agreement, dated April
                    30, 1999 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Form S-4 Registration Statement of
                    Registrant filed with the Securities and Exchange Commission on June 2, 1999)
--------------------------------------------------------------------------------
          21**      Subsidiaries of the Registrant
--------------------------------------------------------------------------------
          23**      Consent of Rachlin Cohen & Holtz, Independent Certified
                    Public Accountants
--------------------------------------------------------------------------------

----------
*   Previously filed.
**  Filed herewith.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BARON CAPITAL PROPERTIES, L.P.

May 21, 2001                           By:  Baron Capital Trust, General Partner
                                       By:  s/ Robert L. Astorino
                                            --------------------------
                                               Robert L. Astorino

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                               Date

/s/ Robert L. Astorino     Chief Executive Officer                  May 21, 2001
-----------------------    (Principal Executive Officer)
Robert L. Astorino

/s/ Mark L. Wilson         Chief Financial Officer                  May 21, 2001
-----------------------    (Principal Financial and Accounting
Mark L. Wilson             Officer)