Form 10QSB
period 2001-03-31
BARON CAPITAL PROPERTIES LP
filed 2001-05-25
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

         Yes [X]   No [ ]

As of the date of this Report, the Registrant has outstanding 3,787,012 units of limited partnership interest ("Operating Partnership Units").

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      March 31,           December 31,
                                                                                        2001                  2000
                                                                                        ----                  ----
                                                                                    (Unaudited)
                                     ASSETS
Rental Apartments:
   Land                                                                             $  5,643,600          $  5,643,600
   Rental property held for sale                                                       3,609,931             3,635,000
   Depreciable property                                                               26,091,407            26,091,407
                                                                                    ------------          ------------
                                                                                      35,344,938            35,370,007
   Less accumulated depreciation                                                       2,578,322             2,304,148
                                                                                    ------------          ------------
                                                                                      32,766,616            33,065,859

Cash                                                                                     489,369                20,823
Restricted Cash                                                                          423,042               359,894
Receivables from Affiliates                                                            7,364,378             6,927,109
Other Property and Equipment                                                              97,460               105,960
Other Assets                                                                             802,358               903,287
                                                                                    ------------          ------------
                                                                                    $ 41,943,223          $ 41,382,932
                                                                                    ============          ============

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                                $ 25,796,222          $ 23,540,172
   Accounts payable and accrued liabilities                                            1,269,334             1,670,453
   Notes payable                                                                       2,086,473             2,482,499
   Payables to affiliates                                                              2,087,089             2,237,761
   Security deposits                                                                     214,376               208,406
                                                                                    ------------          ------------
         Total liabilities                                                            31,453,494            30,139,291
                                                                                    ------------          ------------

Commitments, Contingencies, Subsequent Events and Other Matters                               --                    --

Partners' Capital:
   General partner; issued and outstanding, 43,977 partnership units                     (68,714)              (61,175)
   Limited partners; issued and outstanding, 3,795,435 partnership units,
      of which 757,746 units are subject to escrow restrictions                       10,558,443            11,304,816
                                                                                    ------------          ------------
         Total partners' capital                                                      10,489,729            11,243,641
                                                                                    ------------          ------------
                                                                                    $ 41,943,223          $ 41,382,932
                                                                                    ============          ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                         2001              2000
                                                                         ----              ----
Revenues:
   Property:
      Rental                                                         $ 1,569,482       $   267,668
      Equity in net loss of unconsolidated partnerships                       --           (37,840)
   Interest and other income                                             251,866            25,540
                                                                     -----------       -----------
                                                                       1,821,348           255,368
                                                                     -----------       -----------
Real Estate Expenses:
   Depreciation                                                          299,244            40,825
   Amortization of loan costs                                             18,205                --
   Interest                                                              522,692            85,459
   Repairs and maintenance                                               165,380            25,809
   Personnel                                                             208,207             3,110
   Property taxes                                                        140,977            19,904
   Property insurance                                                     30,155             5,360
   Utilities                                                             153,459            13,374
   Other                                                                  27,291             5,675
                                                                     -----------       -----------
                                                                       1,565,610           199,516
                                                                     -----------       -----------
Administrative Expenses:
   Personnel, including officer's compensation                           155,290           159,618
   Professional services                                                  66,083           161,120
   Other                                                                 105,972           (40,000)
                                                                     -----------       -----------
                                                                         327,345           280,738
                                                                     -----------       -----------

Net Loss Before Other Expenses                                           (71,607)         (224,886)

Other Expenses:
   Prepayment penalties                                                  534,075                --
   Write-off of loan costs on refinanced loans                           148,230                --
                                                                     -----------       -----------
                                                                         682,305                --
                                                                     -----------       -----------

Net Loss                                                             $  (753,912)      $  (224,886)
                                                                     ===========       ===========

Net Loss Per Partnership Unit                                        $     (0.20)      $     (0.12)
                                                                     ===========       ===========

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

             CONSOLIDATED CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     General Partner          Limited Partners
                                                                     ---------------          ----------------
                                                                      Units    Amount        Units         Amount          Total
                                                                      -----    ------        -----         ------          -----
Partners' Capital, December 31, 1999                                 18,962   $(33,362)    1,877,246   $  2,034,982    $  2,001,620

Year Ended December 31, 2000:
   Capital contributions - Trust                                        272         --        26,990        230,118         230,118
   Exchange offering contributions                                   24,743         --     2,449,525     11,793,159      11,793,159
   Initial limited partners reduction                                    --         --      (444,414)            --              --
   Conversion of operating partnership units to common shares            --         --      (113,912)            --              --
   Net loss                                                              --    (29,983)           --     (2,968,273)     (2,998,256)
   Credit for estimated fair value of services performed by officer      --      2,170            --        214,830         217,000
                                                                     ------   --------    ----------   ------------    ------------

Partners' Capital, December 31, 2000                                 43,977    (61,175)    3,795,435     11,304,816      11,243,641

For the Three Months Ended March 31, 2001:
   Net loss (unaudited)                                                  --     (7,539)           --       (746,373)       (753,912)
                                                                     ------   --------    ----------   ------------    ------------

Partners' Capital, March 31, 2001 (Unaudited)                        43,977   $(68,714)    3,795,435   $ 10,558,443    $ 10,489,729
                                                                     ======   ========    ==========   ============    ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               2001             2000
                                                                                               ----             ----
Cash Flows from Operating Activities:
   Net loss                                                                                $  (753,912)     $  (224,886)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Credit for estimated fair value of services performed by officer                              --           54,250
      Depreciation                                                                             307,743           40,825
      Amortization of loan costs                                                                18,205               --
      Write-off of loan costs on refinanced loans                                              148,230               --
      Equity in net loss of unconsolidated partnership                                              --           37,840
      Changes in operating assets and liabilities:
      Decrease in operating assets:
         Reimbursed administrative expenses receivable                                              --           13,439
         Other assets                                                                          132,106            4,486
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued liabilities                                             (401,119)         (47,011)
         Security deposits                                                                       5,970            2,758
                                                                                           -----------      -----------
            Net cash used in operating activities                                             (542,777)        (118,299)
                                                                                           -----------      -----------

Cash Flows from Investing Activities:
   Purchases of other property and equipment                                                        --           (7,935)
   Increase in restricted cash                                                                 (63,148)         (28,697)
                                                                                           -----------      -----------
            Net cash used in investing activities                                              (63,148)         (36,632)
                                                                                           -----------      -----------

Cash Flows from Financing Activities:
   Partners' capital contributions                                                                  --          162,800
   Proceeds from mortgage refinancing                                                        2,166,237               --
   Proceeds from notes payable, affiliates                                                          --            2,000
   Payment on notes payable                                                                   (396,026)              --
   Payments on mortgages payable                                                              (107,799)         (14,637)
   Increase (decrease) in loans payable to affiliates, net                                    (587,941)          25,066
                                                                                           -----------      -----------
            Net cash provided by financing activities                                        1,074,471          175,229
                                                                                           -----------      -----------

Net Increase in Cash                                                                           468,546           20,298

Cash, Beginning                                                                                 20,823           27,552
                                                                                           -----------      -----------

Cash, Ending                                                                               $   489,369      $    47,850
                                                                                           ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                               $   522,692      $    85,459
                                                                                           ===========      ===========

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The unaudited consolidated condensed balance sheet as of March 31, 2001, unaudited consolidated condensed statements of operations for the three months ended March 31, 2001 and 2000, the unaudited consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and the unaudited consolidated condensed statements of partners' capital for the three months ended March 31, 2001 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the period presented, have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

               Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Operating Partnership's financial statements and notes thereto included in its December 31, 2000 10-KSB.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Organization (Continued)

               The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the years ended December 31, 2000 and 1999, the Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first quarter of 2001, the Partnership generated a net profit of approximately $246,000, before depreciation, amortization and other expenses versus a prior year first quarter loss of approximately $266,000.

          During the first quarter of 2001, management refinanced three of its properties, which generated $1,632,000 of cash to the Partnership. This cash was used to reduce accounts payable owed by the Partnership, advance funds for a second round of refinancings, and establish an escrow for expected major repairs to its Riverwalk property. Management's plans to continue improving liquidity and profitability encompass the following four strategies:

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

          In implementing these strategies, management has adopted the following action plans:

            o  In many  locations,  the market  for  apartments  has  started to include re-billing of property water costs to tenants. The Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The
               Partnership has also started a program of enhancing the aesthetics of the properties, which is allowing the Partnership to increase rents while still improving occupancy.

               The Partnership has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note 6), generating sufficient cash for the Partnership to enter into negotiations with all of its Exchange Offering professionals, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

               loan. The Partnership has identified four additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Partnership has proposals on these four properties that, if accepted by the Partnership, would result in cash proceeds of approximately $1,500,000.

            o The Partnership entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition.

            o During 2000, the Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Partnership to work for those businesses. The salaries of those officers needing to be funded by the Partnership were reduced because of the income they received from the outside businesses.

            o For the three months ending March 31, 2001, the Partnership generated positive cash flow from operations in an amount in excess of budget. As a result of this and the re-financing of the 3 properties discussed in Note 6, on or about March 31, 2001, the Partnership had approximately $490,000 in available cash.

          Management believes that the actions presently being taken by the Partnership, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Partnership to improve liquidity and profitability.


NOTE 3.   EXCHANGE OFFERING

          On April 7, 2000, pursuant to a registration statement on Form S-4, the Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Partnership issued 2,449,492 registered Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States.

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

          For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Partnership issued to Exchange Limited Partners in the Exchange Offering have

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.   EXCHANGE OFFERING (Continued)

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

          The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 2000. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                                       Three Months Ended
                                                                            March 31
                                                                            --------
                                                                      2001             2000
                                                                      ----             ----
            Total revenues                                        $1,821,000       $1,406,000
            Cost and expenses                                      2,575,000        1,516,000
                                                                  ----------       ----------
            Net loss                                               $(754,000)       $(110,000)
                                                                  ----------       ----------
            Weighted average number of Partnership units           3,795,435        3,907,965
                                                                  ==========       ==========
            Net loss per Partnership unit                              $(.20)           $(.03)
                                                                       =====            =====

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of SFAS No. 133 an Amendment of SFAS No. 133", which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Partnership has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not have any effect on the Partnerships' financial statements.


NOTE 5.   RENTAL APARTMENT HELD FOR SALE

          On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144 unit apartment building located in St. Petersburg, Florida for $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. On April 30, 2001, the Partnership consummated the sale of Glen Lake resulting in a gain of $68,070.

          The results of operations of Glen Lake for the three months ended March 31, 2001 were as follows:

            Rental and other income                    $275,000
            Expenses                                    188,000
                                                       --------
               Net Income                              $ 87,000
                                                       ========


NOTE 6.   MORTGAGE REFINANCING

          On February 5, 2001, the Partnership refinanced the first mortgages on three rental properties. The new information pertaining to the mortgages is as follows:

                                                   Interest       Term           Maturity           Monthly
            Property                Mortgage         Rate        (Years)           Date            Payments
            --------                --------         ----        -------           ----            --------
            Pineview               $2,700,000        7.51%         25        February 5, 2011       $19,970
            Heatherwood            $1,900,000        7.51%         30        February 5, 2011       $13,298
            Eagle Lake             $1,900,000        7.51%         25        February 5, 2011       $14,053

          The Partnership received approximately $2,200,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Partnership paid a one-time prepayment penalty of approximately $534,000, which is included under other expenses for the three month period ended March 31, 2001.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   COMMITMENTS AND CONTINGENCIES

          Officers' Compensation

               Prior to January 1, 2001, a founder of the Trust and the Partnership had agreed to serve as Chief Executive Officer in exchange for compensation in the form of Trust common shares or Operating Partnership units in an amount not to exceed 25,000 common shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance. As of December 31, 2000, no Trust common shares or Operating Partnership units had been issued to the Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $217,000 was made in the financial statements for the estimated fair value of the services rendered by the Chief Executive Officer for 2000. Effective December 31, 2000, no compensation expense will be charged for the services provided by the Chief Executive Officer as these services are minimal to the Partnership's operations.

               On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Partnership will pay the COO and the CFO $175,000 and $110,000 per annum, respectively. In addition, the COO and the CFO will receive $90,000 and $60,000, respectively if they are involuntarily terminated for any reason other than gross misconduct.

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

               In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the Chief Executive Officer of the Trust), the Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the Chief Executive Officer of which the Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.   RELATED PARTY TRANSACTIONS

          In connection with the refinancings described in Note 6, two of the executive officers of the Partnership loaned $49,250 each, to the Partnership. These funds were used for the deposits required to initiate processing of the new mortgages. Since there was no guarantee that the mortgages would be granted, and thus no guarantee that the loans would be repaid in a timely manner, the loans called for interest to be paid equal to ten percent (10%) of the amount of the loan plus eighteen percent (18%) per annum. The two executive officers received approximately $6,800 each as interest on their loans.


NOTE 9.   NET LOSS PER PARTNERSHIP UNIT

          The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net loss per unit equals net loss divided by the weighted average units outstanding during the year. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2001 and 2000.

          The components used in calculating basic net loss per unit are as follows:

                                                                              Weighted           Loss
                                                             Net Loss       Average Units      Per Unit
                                                             --------       -------------      --------
            For the three months ended March 31:
               2001                                         $(753,912)        3,795,435         $(.20)
                                                            =========         =========         =====
               2000                                         $(224,886)        1,902,854         $(.12)
                                                            =========         =========         =====

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


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

          As described below in this Report, in May 1998, the Trust commenced an offering (the "Cash Offering") of up to 2,500,000 common shares of beneficial interest ("Common Shares") in the Trust at a purchase price of $10.00 per share (maximum proceeds of $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares for an aggregate purchase price of $7,020,763.

          The Trust contributed the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership. As of May 15, 2001, the Trust owned 702,076 Operating Partnership Units, representing approximately 18.5% of the then outstanding Units. Since such Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July,1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of May 15, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 109 units have been rented.

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

          Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Operating Partnership determined to write off its investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

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

          In connection with the transaction, the Trust (along with its Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of May 15, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 8.5%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the Bank One loan described below).

          Bank One has provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above. There can be no assurance that refinancing will be available or will be available on commercially reasonable terms, that KeyBank will not seek to enforce its right to accelerate the loan and begin foreclosure proceedings against the Burgundy Hills Property or elect to require the Trust to buy out KeyBank's position on the entire outstanding amount of the construction loan, or that BankOne will not seek to enforce its right to take over control of the Borrower.

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

          Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

          Consolidated Balance Sheet as of March 31, 2001 Compared to December 31, 2000

          During the three months ended March 31, 2001, total assets increased to $42.0 million while liabilities increased to $31.5 million. The Operating Partnership now has rental apartment assets in excess of $32.8 million, which are subject to $25.8 million in first mortgage debt.

          Partners' capital decreased to $10.5 million due to a net loss for the three months ended March 31, 2001 of approximately $754,000.

          Operations for the Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Revenues increased by $1,565,980 from $255,368 for the quarter ended March 31, 2000 to $1,821,348 for the quarter ended March 31, 2001. Real Estate Expenses for the properties owned by the Operating
          Partnership increased by $1,366,094 from $199,516 for the quarter ended March 31, 2000 to $1,565,610 for the quarter ended March 31, 2001. The increases in Revenues and Real Estate Expenses were principally due to the completion of the Exchange Offering and the addition of the 26 Exchange Properties and their related operating revenue and costs. Administrative expenses increased $46,607 from $280,738 for the quarter ended March 31, 2000 to $327,345 for the quarter ended March 31, 2001. Other non-recurring expenses for the quarter ended March 31, 2001 were $682,305. These expenses related to the refinancing of three properties completed in the first quarter. The Operating Partnership's Net Loss for the quarter ended March 31, 2001 was $753,912 compared to $224,886 for the quarter ended March 31, 2000.

          In the financial statements included in its Form 10-QSB quarterly report for the second quarter of 2000, the Operating Partnership accounted for a one-time charge of $8.4 million to operations as a provision for property impairment to reflect a write-off of the excess amount of the exchanged value of the Exchange Partnerships over the estimated equity value of the Exchange Properties. Upon further review, the Operating Partnership's independent accountants have determined that the write-off should have been accounted for as a direct reduction from its retained earnings rather than as an expense deduction. The Operating Partnership will promptly file amendments to its second and third quarter 2000 Form 10-KSB quarterly reports (including restatement of the financial statements included therein) to reflect the change in accounting treatment. The restatement of the Operating Partnership's financial statements for the second and third quarters of 2000 will not have any effect on its retained earnings or partners' capital.

          Liquidity and Capital Resources

          Net cash used by operating activities in the three months ended March 31, 2001 was $542,777 compared to $118,299 in the three months ended March 31, 2000. A number of items, including a decrease in certain liabilities (primarily accounts payable), contributed to the increased use of cash by operating activities.

          Net cash used by investing activities in the three months ended March 31, 2001 was $63,148 compared to $36,632 in the three months ended March 31, 2000. The decrease in cash for the first quarter 2001 was due primarily to an increase in restricted cash held by the partnerships for escrows and security deposits.

          Net cash provided by financing activities in the three months ended March 31, 2001 was $1,074,471 compared to $175,229 for the three months ended March 31, 2000. The increase in cash was principally due to the proceeds from the refinancing of three properties.

          During the years ended December 31, 2000 and 1999, the Operating Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first quarter of 2001, the Operating Partnership generated a profit of approximately $246,000, before depreciation, amortization and other expenses, compared to a prior year first quarter loss of approximately $266,000.

          During the first quarter of 2001, the Operating Partnership refinanced three of its properties, which generated $1,632,000 of cash to the Operating Partnership. This cash was used to reduce accounts payable owed by the Operating Partnership, advance funds for a second round of refinancings, and establish an escrow for expected major repairs to its Riverwalk property.

          Management's plans to continue improving liquidity and profitability encompass the following four strategies:

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

          In implementing these strategies, management has adopted the following action plans:

          o In many locations, the market for apartments has begun to include re-billing of property water costs to tenants. The Operating Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Operating Partnership has also started a program of enhancing the aesthetics of the properties which is allowing the Operating Partnership to increase rents while still improving occupancy.

          o The Operating Partnership has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001, generating sufficient cash for the Operating Partnership to enter into negotiations with all of the professionals owed for services performed in connection with the Exchange Offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on their old loan. The Operating Partnership has identified four additional properties which it believes can support higher debt levels and provide cash for general corporate purposes. As a result, the Operating Partnership has refinancing proposals on these four properties that, if accepted by the Operating Partnership, would result in cash proceeds of approximately $1,500,000.

          o In the second quarter of 2001, the Operating Partnership sold one of its properties (Glen Lakes Apartments) that in the past has required substantial and frequent cash infusions. Additional properties are being evaluated for potential disposition.

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

          o For the three months ending March 31, 2001, the Operating Partnership generated positive cash flow from operations in an amount in excess of budget. As a result of operations and the refinancing of three properties, at March 31, 2001, the Operating Partnership had approximately $490,000 in available cash.

          Management believes that the actions presently being taken by the Operating Partnership, including the cash to be realized upon refinancing the four properties previously mentioned and its cash on hand, provide the opportunity for the Operating Partnership to improve liquidity and profitability.

          The completion in April 2000 of the Exchange Offering described above has completed the first effort, in the opinion of management, to provide the critical mass necessary for profitable operations. As described above, the Operating Partnership has entered into agreements with certain professional firms involved in the Exchange Offering which are owed for their services, and continues to negotiate with other such firms, to receive extended payment terms and reductions of the amounts due, where possible. Distributions will be made by the Operating Partnership and the Trust as cash flow allows, but will be negatively impacted as the open accounts payable are reduced. Management does not anticipate that the Operating Partnership or the Trust will make distributions to its unitholders or shareholders, respectively, for the next several quarters.

          The Operating Partnership and the Trust intend to use securities of the Operating Partnership and the Trust (including Units and Common Shares), proceeds from future sales of such securities, and available operating cash flow and financing from other sources to acquire interests in additional residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

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

          Generally, there are no seasonal aspects of the operations of the Operating Partnership or the Trust that might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property owned by one of the Exchange Partnerships involved in the Exchange Offering has had an average occupancy rate of 55% for nine months of the year and 30% for the remaining three months of the year.

          Subject to the foregoing discussion, management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Operating Partnership believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals. The Operating Partnership and the Trust intend to investigate making an additional public or private offering of Units and/or Common Shares during the next 12 months.

          As part of the Operating Partnership's ongoing operations, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance has materially negatively impacted the Operating Partnership's operating results are being evaluated for possible sale. Certain of these properties have been listed for sale. The Operating Partnership is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing the Trust's Common Shares on a recognized securities exchange. Additional size would also give the Operating Partnership and the Trust the operating margin necessary to support its valuable management team that is believed necessary for its long-term growth.

          The Operating Partnership and the Trust expect no material change in the number of employees over the next 12 months.

          In an effort to increase profitability, the Operating Partnership has also entered into agreements with WaKuL, Inc. (formerly Rapid Transmit Technology, Inc.), a provider of integrated communications services to owners, property managers and residents of residential apartment properties, including discounted local and long distance phone service, digital cable TV, high speed Internet access, monitored security systems, utility sub-metering and various property management services. WaKuL will provide these services at no capital cost to the Operating Partnership, and has entered into revenue sharing relationships with the Trust. (WaKuL is an affiliate of the Operating Partnership by virtue of the overlapping management and ownership capacities in the Operating Partnership, the Trust and WaKuL of Gregory K. McGrath, a founder of the Operating Partnership, the Trust and WaKul.) The WaKuL services are expected to provide the Operating Partnership's properties with a significant marketing advantage over its competitors, and to provide significant rental and other revenues that the properties otherwise would not have generated.

          Year 2000

          The computer systems of the Operating Partnership and the Trust have been tested for year 2000 problems and they believe that such systems are year 2000 compatible. The Operating Partnership and the Trust have not experienced any material year 2000 problems so far. It is possible, however, that the computer systems of the Operating Partnership and the Trust and certain computer systems or software products of their suppliers could experience year 2000 problems and that such problems could adversely affect them. With respect to their own computer systems, the Operating Partnership and the Trust have upgraded their principal operating computer software to the most recent available revision sold by their software supplier, which software the supplier has represented to be year 2000 compliant. The Operating Partnership and the Trust believe that such upgrade will solve any year 2000 problems that could affect their operating software. The failure to identify and solve all year 2000 problems affecting their business could have an adverse effect on the business, financial condition and results of operations of the Operating Partnership and the Trust.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Operating Partnership is a claimant in the Georgia Pacific class action lawsuit. It is also a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Operating Partnership taken as a whole.

Item 2.   Changes in Securities and Use of Proceeds


          Not Applicable

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)

          Exhibit
          Number           Description
          ------           -----------

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

May 24, 2001

                                      BARON CAPITAL PROPERTIES, L.P.

                                      By:  Baron Capital Trust, General Partner

                                      By:  /s/ Robert L. Astorino
                                           ------------------------------
                                           Robert L. Astorino
                                           President

                                      By:  /s/ Mark L. Wilson
                                           ------------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer