Form 10QSB
period 2001-06-30
BARON CAPITAL PROPERTIES LP
filed 2001-08-14
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

                    7800 Cooper Road, Cincinnati, Ohio 45242

                    (Address of principal executive offices)

                                 (513) 936-3408
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]    No [ ]

As of the date of this Report, the Registrant has outstanding 3,822,683 units of limited partnership interest ("Operating Partnership Units" or "Units").

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               June 30,       December 31,
                                                                                 2001             2000
                                                                             ------------     ------------
                                                                             (Unaudited)
                                       ASSETS
Rental Apartments:
   Land                                                                      $  5,643,600     $  5,643,600
   Rental property held for sale                                                       --        3,635,000
   Depreciable property                                                        26,198,532       26,091,407
                                                                             ------------     ------------
                                                                               31,842,132       35,370,007
   Less accumulated depreciation                                                2,800,238        2,304,148
                                                                             ------------     ------------
                                                                               29,041,894       33,065,859

Cash                                                                              265,755           20,823
Restricted Cash                                                                   551,947          359,894
Receivables from Affiliates                                                     7,689,891        6,927,109
Other Property and Equipment                                                       92,136          105,960
Other Assets                                                                      805,555          903,287
                                                                             ------------     ------------
                                                                             $ 38,447,178     $ 41,382,932
                                                                             ============     ============

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                         $ 22,866,367     $ 23,540,172
   Accounts payable and accrued liabilities                                     1,167,121        1,670,453
   Notes payable                                                                1,975,027        2,482,499
   Payables to Affiliates                                                         772,145        2,237,761
   Security deposits                                                              200,475          208,406
                                                                             ------------     ------------
         Total liabilities                                                     26,981,135       30,139,291
                                                                             ------------     ------------

Commitments, Contingencies, Subsequent Events and Other Matters                        --               --

Partners' Capital:
   General partner; issued and outstanding, 43,977 partnership units              (58,951)         (61,175)
   Limited partners; issued and outstanding, 3,795,435 partnership units,
      of which 757,746 units are subject to escrow restrictions                11,524,994       11,304,816
                                                                             ------------     ------------
         Total partners' capital                                               11,466,043       11,243,641
                                                                             ------------     ------------
                                                                             $ 38,447,178     $ 41,382,932
                                                                             ============     ============


           See notes to consolidated condensed financial statements.

                         Baron Capital Properties, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Six Months        Six Months     Three Months     Three Months
                                                                 Ended              Ended          Ended             Ended
                                                                June 30,          June 30,        June 30,         June 30,
                                                                  2001              2000            2001             2000
                                                               ----------        ----------     ------------     ------------
                                                                                  RESTATED                         RESTATED
                                                                                  --------                         --------
Revenues:
   Property:
      Rental                                                  $ 2,944,995      $ 1,744,759      $ 1,375,513      $ 1,477,091
      Equity in net income of unconsolidated partnerships              --          (78,994)              --          (41,154)
   Interest and other income                                      670,734          368,134          413,170          342,939
                                                              -----------      -----------      -----------      -----------
                                                                3,615,729        2,033,899        1,788,683        1,778,876
                                                              -----------      -----------      -----------      -----------

Real Estate Expenses:
   Depreciation                                                   496,091          341,227          188,812          306,264
   Amortization of loan costs                                      39,086           57,981           20,882           52,119
   Interest                                                     1,015,302          555,515          469,937          470,056
   Repairs and maintenance                                        402,739          280,564          237,359          107,251
   Personnel                                                      426,997          265,376          218,790          262,266
   Property taxes                                                 263,833          147,818          149,397          127,914
   Property insurance                                              65,555           38,030           35,400           32,670
   Utilities                                                      288,181          144,154          134,722          130,780
   Other                                                          126,510           61,901           97,062          204,076
                                                              -----------      -----------      -----------      -----------
                                                                3,124,294        1,892,566        1,552,361        1,693,396
                                                              -----------      -----------      -----------      -----------

Administrative Expenses:
   Personnel, including officer's compensation                    304,528          535,461          149,238          375,843
   Professional services                                           68,945          249,539            3,487           88,419
   Other                                                          245,910          173,025          139,938          213,024
                                                              -----------      -----------      -----------      -----------
                                                                  619,383          958,025          292,663          677,286
                                                              -----------      -----------      -----------      -----------

Loss Before Other Expenses and Extraordinary Item                (127,948)        (816,692)         (56,341)        (591,806)
                                                              -----------      -----------      -----------      -----------

Other Expenses:
   Prepayment Penalties                                           534,075               --               --               --
   Write-Off of Loan Costs on Refinanced Loans                    148,230               --               --               --
   Loss on Investment Held for Sale                               210,854               --          210,854               --
                                                              -----------      -----------      -----------      -----------
                                                                  893,159               --          210,854               --
                                                              -----------      -----------      -----------      -----------

Loss Before Extraordinary Item                                 (1,021,107)        (816,692)        (267,195)        (591,806)
                                                              -----------      -----------      -----------      -----------

Extraordinary Item - Extinguishment of Debt
   Affiliates                                                   1,132,009               --        1,132,009               --
   Former Chief Executive Officer                                 111,500               --          111,500               --
                                                              -----------      -----------      -----------      -----------
                                                                1,243,509               --        1,243,509               --
                                                              -----------      -----------      -----------      -----------

Net Income (Loss)                                             $   222,402      $  (816,692)     $   976,314      $  (591,806)
                                                              ===========      ===========      ===========      ===========

Income (Loss) per Partnership Unit:

   Before Extraordinary Item                                  $     (0.26)     $     (0.29)     $     (0.06)     $     (0.16)
                                                              ===========      ===========      ===========      ===========

   Extraordinary Item                                         $      0.32      $        --      $      0.32      $        --
                                                              ===========      ===========      ===========      ===========

   Net Income (Loss)                                          $      0.06      $     (0.29)     $      0.26      $     (0.16)
                                                              ===========      ===========      ===========      ===========

Weighted Average Number of Units Outstanding                    3,828,714        2,841,809        3,827,414        3,789,877
                                                              ===========      ===========      ===========      ===========


           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

             CONSOLIDATED CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                          General Partner                Limited Partners
                                                       ----------------------       ----------------------------
                                                        Units        Amount            Units           Amount            Total
                                                       ------     -----------       ----------      ------------      ------------
Partners' Capital, December 31, 1999                   18,962     $   (33,362)       1,877,246      $  2,034,982      $  2,001,620

Year Ended December 31, 2000:
   Capital contributions - Trust                          272              --           26,990           230,118           230,118
   Exchange offering contributions                     24,743                        2,449,525        11,793,159        11,793,159
   Initial limited partners reduction                      --                         (444,414)                                 --
   Conversion of operating partnership units to
      common shares                                        --              --         (113,912)               --                --
   Net loss                                                --         (29,983)              --        (2,968,273)       (2,998,256)
   Credit for estimated fair value of services
      performed by officer                                 --           2,170               --           214,830           217,000
                                                       ------     -----------      -----------      ------------      ------------

Partners' Capital, December 31, 2000                   43,977         (61,175)       3,795,435        11,304,816        11,243,641

   Net loss (Unaudited)                                    --           2,224               --           220,178           222,402
                                                       ------     -----------      -----------      ------------      ------------

Partners' Capital, June 30, 2001 (Unaudited)           43,977     $   (58,951)       3,795,435      $ 11,524,994      $ 11,466,043
                                                       ======     ===========      ===========      ============      ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                                   --------------------------
                                                                                       2001            2000
                                                                                   -----------      ---------
                                                                                                     RESTATED
Cash Flows from Operating Activities:
   Net income (loss)                                                               $   222,402      $(816,692)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Credit for estimated fair value of services performed by officer                      --        108,500
      Extinguishment of debt                                                        (1,379,254)            --
      Depreciation                                                                     479,684        341,227
      Loss on sale of asset held for investment                                        210,854             --
      Amortization of loan costs                                                        39,086         57,981
      Write off of Loan Costs at Refinance                                             148,230             --
      Equity in net loss of unconsolidated partnership                                      --         78,994
      Changes in operating assets and liabilities:
      Increase in operating assets:
         Other Receivables                                                                  --         (2,885)
         Other assets                                                                  (89,584)       (70,543)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued liabilities                                     (480,526)       117,232
         Security deposits                                                              (7,931)         3,512
                                                                                   -----------      ---------
            Net cash used in operating activities                                     (857,039)      (182,674)
                                                                                   -----------      ---------

Cash Flows from Investing Activities:
   Proceeds from sale of investment held for sale, net                               3,424,146             --
   Additions to rental apartments                                                      (72,195)       (78,205)
   Purchases of other property and equipment                                            (4,700)        (4,979)
   Investments in Partnerships                                                              --          6,082
   Increase in restricted cash                                                        (192,053)       (48,610)
                                                                                   -----------      ---------
            Net cash provided by (used in) investing activities                      3,155,198       (125,712)
                                                                                   -----------      ---------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                               6,500,000             --
   Partners' capital contributions                                                          --        230,118
   Proceeds from notes payable                                                              --         90,000
   Payment on notes payable                                                           (507,472)
   Payment on notes payable, affiliates                                                     --        (90,644)
   Payments on mortgages payable                                                    (7,173,805)       (99,242)
   Increase (decrease) in loans payable to affiliates, net                            (871,950)       274,768
                                                                                   -----------      ---------
            Net cash (used in) provided by financing activities                     (2,053,227)       405,000
                                                                                   -----------      ---------

Net Increase in Cash                                                                   244,932         96,614

Cash, Beginning                                                                         20,823         27,552
                                                                                   -----------      ---------

Cash, Ending                                                                       $   265,755      $ 124,166
                                                                                   ===========      =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                       $ 1,128,241      $ 555,515
                                                                                   ===========      =========

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The unaudited consolidated condensed balance sheet as of June 30, 2001, and the related unaudited consolidated condensed statements of operations and cash flows for the six months ended June 30, 2001 and 2000 (as restated), and the unaudited consolidated condensed statements of partners' capital for the six months ended June 30, 2001 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for the period presented, have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

          As  a  result  of  certain   adjustments   in   connection   with  the
          Partnership's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The Partnership included in its original June 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange
          Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Partnership. Had the Partnership been aware of this information at the time of filing the June 30, 2000 Forms 10-QSB and 10-QSB/A, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and partners' capital to reflect the estimated fair value of such assets. The amounts contained herein reflect those changes.

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

          In its completed Exchange Offering, the Partnership issued 2,449,492 units of limited partnership interest ("Units") in exchange for limited partnership interests owned by limited partners in real estate limited partnerships which owned direct or indirect equity or debt interests in residential apartment properties. Holders of Units (other than the Trust) have the right, exercisable at any time following the offering, to exchange all or a portion of their Units into an equivalent number of Common Shares of beneficial interest in the Trust.

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

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

          During the years ended December 31, 2000 and 1999, the Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first six months ended June 30, 2001, the Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $407,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

          o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

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

          o The Partnership has identified certain of its properties, which are performing well and have loans, which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001 (see Note 6), generating sufficient cash for the Partnership to enter into negotiations with all of the Exchange Offering professionals owed payment for services performed in connection with the offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on the loan. The Partnership has identified three additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. Subsequent to June 30, 2001, the Partnership refinanced these three properties, which resulted in cash proceeds of approximately $1,408,000 (see Note 10).

          o The Partnership entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition (see Note 5).

          o During 2000, the Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Partnership to work for those businesses. The salaries of those officers needing to be funded by the Partnership were reduced because of the income they received from the outside businesses.

          o As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above and in Note 10, the Partnership had approximately $265,000 in available cash.

          Management believes that the actions presently being taken by the Partnership, including the cash realized upon refinancing the three additional properties previously mentioned and its cash on hand, provide the opportunity for the Partnership to improve liquidity and profitability.

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

          For financial statement presentation purposes, it is assumed that the Units of limited partnership interest in the Partnership issued to Exchange Limited Partners in the Exchange Offering have been issued as Common Shares of the Trust, since the unit holders (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Common Shares, so long as the exchange would not cause the exchanging party to own in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any unit holder who requests an exchange and subject to certain other exceptions.

          The following unaudited pro forma summary presents consolidated financial information as if the Exchange Partnerships had been acquired effective January 1, 2000. The pro forma amounts include adjustments for depreciation as a result of the adjustment to fair value of the residential apartment properties and interest associated with the related mortgages. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined partnerships.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                   2001            2000
                                                               -----------     -----------
          Total Revenues                                       $ 3,600,000     $ 3,640,000
          Cost and Expenses                                      3,700,000       4,390,000
                                                               -----------     -----------
          Loss before Other Expenses and Extraordinary Item       (100,000)       (750,000)
          Other Expenses                                          (900,000)             --
                                                               -----------     -----------
          Loss Before Extraordinary Item                        (1,000,000)       (750,000)
          Extraordinary Item- Extinguishment of Debt             1,200,000              --
                                                               -----------     -----------
          Net Income (Loss)                                    $   200,000     $  (750,000)
                                                               ===========     ===========

          Income (Loss) Per Partnership Unit:
          Before Extraordinary Items                           $     (0.26)    $     (0.26)
                                                               ===========     ===========
          Extraordinary Item                                   $      0.32     $     (0.00)
                                                               ===========     ===========
          Net Income (Loss)                                    $      0.06     $     (0.26)
                                                               ===========     ===========

          Weighted Average Number of Partnership Units           3,828,714       2,841,809
                                                               ===========     ===========

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. SAB 102 is effective as of the issuance date. The Partnership believes that it is in compliance with the guidelines set forth in SAB 102.

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


NOTE 5. SALE OF PROPERTY

          On December 7, 2000, the Independent Trustees of the Trust accepted an offer to sell Glen Lake Arms Apartments (Glen Lake), a 144-unit apartment building located in St. Petersburg, Florida for approximately $3,900,000. The decision to sell Glen Lake was based on the property's lack of performance and its continuing need for cash to operate. On April 30, 2001, the Partnership consummated the sale of Glen Lake resulting in a loss on the sale of $210,854.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 5. SALE OF PROPERTY (Continued)

          The results of operations of Glen Lake for the four months ended April 30, 2001 were as follows:

          Rental and other income                    $328,816
          Expenses                                    294,300
                                                     --------
             Excess of Income over Expenses          $ 34,516
                                                     ========

NOTE 6.  MORTGAGE REFINANCING

          On February 5, 2001, the Partnership refinanced the first mortgages on three rental properties. The new information pertaining to the mortgages is as follows:

                                              Interest       Term           Maturity           Monthly
         Property              Mortgage         Rate        (Years)           Date            Payments
         --------              --------       --------      -------         --------          --------
         Pineview             $2,700,000        7.51%         25        February 5, 2011       $19,970
         Heatherwood          $1,900,000        7.51%         30        February 5, 2011       $13,298
         Eagle Lake           $1,900,000        7.51%         25        February 5, 2011       $14,053

          The Partnership received approximately $1,632,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Partnership paid a one-time prepayment penalty of approximately $534,000, which is included under other expenses for the six-month period ended June 30, 2001.

NOTE 7. COMMITMENTS AND CONTINGENCIES

          Contracts to Purchase Additional Properties

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by one of the Trust's founders and former Chief Executive Officer. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

          Contracts to Purchase Additional Properties (Continued)

          In connection with the transaction, the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by a bank to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is the bank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, the bank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

          In September 2000, the Trust received notice from counsel to the bank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. The bank indicated that it was exercising its right to accelerate the loan. According to the former Chief Executive Officer, the bank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to the former Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the bank loan (and the loan from another bank described below).

          In December 2000, another bank acquired the first mortgage bank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original first mortgage loan. Earlier, such bank provided additional institutional financing in the principal amount of $1,576,000 to the borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, the bank has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that the bank will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that the bank will not seek to enforce its right under the other loan to take over control of the Borrower.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES (Continued)

          Officers' Compensation

          Prior to January 1, 2001, a founder of the Trust and the Partnership had agreed to serve as Chief Executive Officer in exchange for compensation in the form of Trust common shares or Operating Partnership units in an amount not to exceed 25,000 common shares or units, as applicable, to be determined by the Executive Compensation Committee based upon his performance. As of December 31, 2000, no Trust common shares or Operating Partnership units had been issued to the former Chief Executive Officer as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $217,000 was made in the financial statements for the estimated fair value of the services rendered by the former Chief Executive Officer for 2000. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these services are minimal to the Partnership's operations.

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

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the former Chief Executive Officer of the Trust), the former Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the former Chief Executive Officer of which the Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 8. RELATED PARTY TRANSACTIONS

          Loans from Executive Officers

          In connection with the re-financings described in Note 6, two current executive officers of the Partnership each loaned $49,250 to the Partnership. These funds were used for the deposits required to initiate processing of the new mortgages. Since there was no guarantee that the mortgages would be granted, and thus no guarantee that the loans would be repaid in a timely manner, the loans called for interest to be paid equal to ten percent (10%) of the amount of the loan plus eighteen percent (18%) per annum. Each of the two executive officers received approximately $6,800 as interest on his loan.


NOTE 9. EXTINGUISHMENT OF INDEBTEDNESS TO FORMER CHIEF EXECUTIVE OFFICER AND AFFILIATES

          In connection with the sale of Glen Lake property described in Note 5, the Partnership extinguished approximately $1,132,000 of payables due to affiliates and $111,500 due to the Partnership's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (Glen Lake) (one of the Exchange Partnerships) to affiliates, which are owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These amounts are reported as an extraordinary item in the accompanying consolidated condensed statement of operations.

          The Partnership also wrote off accrued interest payable of approximately $113,000 relating to the extinguished payables due to related parties and approximately $23,000 of accounts payable. These amounts were recorded as reductions to interest expense and other administrative expenses in the accompanying consolidated condensed statement of operations.

NOTE 10. SUBSEQUENT EVENTS

          On July 31, 2001, the Partnership refinanced the first mortgages on three rental properties. The information pertaining to the new mortgages is as follows:

                                                    Interest       Term        Maturity           Monthly
          Property                   Mortgage         Rate       (Years)         Date            Payments
          --------                   --------       --------     -------       --------          --------
          Curiosity Creek           $1,960,000        7.26%         30       July 31, 2011        $13,384
          Crystal Court I           $1,595,000        7.26%         30       July 31, 2011        $10,892
          Blossom Corners II        $1,860,000        7.26%         30       July 31, 2011        $12,701

          The Partnership received approximately $1,408,000 in proceeds from the refinancing of the first mortgages. In connection with the refinancings, the Partnership paid a one-time prepayment penalty of approximately $293,000.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

NOTE 11. NET INCOME (LOSS) PER PARTNERSHIP UNIT

          The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic net income (loss) per unit equals net income (loss) divided by the weighted average units outstanding during the year. The computation of diluted net income (loss) per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the six and three months ended June 30, 2001 and 2000.

          The components used in calculating basic net income (loss) per unit are as follows:

                                                                          Net            Weighted       Income(Loss)
                                                                     Income(Loss)     Average Units       Per Unit
                                                                     ------------     -------------     ------------
          For the six months ended June 30:
             2001                                                     $ 222,402         3,828,714          $ 0.06
                                                                      =========         =========          =====
             2000                                                     $(816,692)        2,841,809          $(0.29)
                                                                      =========         =========          ======
          For the three months ended June 30:
             2001                                                     $ 976,314         3,827,414          $ 0.26
                                                                      =========         =========           =====
             2000                                                     $(591,806)        3,789,877          $(0.16)
                                                                      =========         =========          =======

NOTE 12. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

          Land and Depreciable Property                            $28,723,196
          Mortgage Notes Receivable, Affiliates                      3,292,677
          Receivables and Accrued Interest, Affiliates               3,262,522
          Other Assets                                                 848,813
                                                                   -----------

          Total Assets                                              36,127,208
                                                                   -----------

          Mortgage Payable                                          19,766,015
          Notes Payable and Accrued Interest                         2,320,586
          Payables and Accrued Interest, Affiliates                  1,435,548
          Accounts Payable                                             644,266
          Security Deposits                                            167,634
                                                                   -----------

          Total Liabilities                                         24,334,049
                                                                   -----------

          Partners' Capital                                        $11,793,159
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

          As of August 1, 2001, the Trust owned 825,528 Operating Partnership Units, representing approximately 21.6% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below in this section. Since such Units comprise substantially all of the assets of the Trust, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

          The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July, 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and the President, sole shareholder and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Board of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust. On February 7, 2001 the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the Trust Management Agreement effective December 31, 2000.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of August 1, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 93 were occupied at August 1, 2001.

          In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against WaKul, Inc. (a telecommunications company controlled by Gregory K. McGrath, the former Chief Executive Officer of the Trust), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed WaKul, Inc.'s lease payments under the leasing agreement.

          Due to recurring losses incurred by the Alexandria Property, a partners' deficiency and a recent appraisal that valued the Alexandria Property at an amount less than the liabilities owed, management of the Operating Partnership determined to write off its investment in the Alexandria Property, resulting in a charge to operations in 2000 of approximately $355,000.

          In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

          In connection with the transaction, the Trust (along with Mr. McGrath, its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

          In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the BankOne loan described below).

          In December, 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The BankOne loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, BankOne had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

          There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that BankOne will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that BankOne will not seek to enforce its right under the other loan to take over control of the Borrower.

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See Note 3 "Exchange Offering" in the accompanying notes to consolidated condensed financial statements.)

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

          Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to an affiliate of the Trust all of the equity stock in 18 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners") and granted to the Board of the Trust a management proxy coupled with an interest to vote the shares of the remaining five Corporate General Partners; the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership (and indirectly the Trust) owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

          In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 5 "Sale of Property" in the accompanying notes to the consolidated condensed financial statements.)

          Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 21 properties are located in Florida, two properties in Ohio and one property each in Georgia and Indiana.

          Consolidated Balance Sheet as of June 30, 2001 Compared to December 31, 2000

          During the six months ended June 30, 2001, total assets decreased approximately $2.9 million to $38.4 million while liabilities decreased approximately $3.2 million to $26.9 million. The decrease in assets was mainly due to the sale of the Glen Lake property as described in Note 5 of the consolidated condensed financial statements. The decrease in liabilities was primarily due to the payoff of the first mortgage on the sale of Glen Lake and debt extinguishment of approximately $1.5 million as described in Note 9 of the consolidated condensed financial statements.

          Partners' capital increased approximately $222,000 to $11.4 million due to net income for the six months ended June 30, 2001 of approximately $222,000.

          Operations for the Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          Revenues:

          Revenues increased by approximately $1.6 million for the six months ended June 30, 2001 to approximately $3.6 million compared to $2.0 million for the six months ended June 30, 2000. This increase is attributable to a full six months of operations with the completed Exchange Offering for the six months ended June 30, 2001 compared to only three months of operations for the six months ended June 30, 2000 as the Exchange Offering was completed in April 1, 2000. Rental revenues decreased by approximately $100,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2001 due to the sale of the Glen Lake apartment on April 2001.

          Real Estate Expenses:

          Real estate expenses increased by approximately $1.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase is attributable to a full six months of operations with the completed Exchange Offering for the six months ended June 30, 2001 compared to only three months of operations for the six months ended June 30, 2000 as the Exchange Offering was completed in April 1, 2000. Total real estate expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 remain consistent; however, there were increases in repairs and maintenance for repairs to the Exchange Properties and interest expense due to the refinanced properties offset by decreases in depreciation mainly due to the sale of Glen Lake and a decrease to other expenses.

          Administrative Expenses:

          Administrative expenses decreased by approximately $340,000 and $380,000 for the six and three months ended June 30, 2001, respectively, compared to the six and three months ended June 30, 2001, due to the fact that effective December 31, 2000 no compensation expense has been charged for the services provided by the former Chief Executive Officer as these services are minimal to the Partnership's operations. Also, during 2000, the Partnership entered into an arrangement with two outside businesses to allow officers of the Partnership to work for those businesses. The salaries of those officers needing to be funded by the Partnership were reduced because of the income they received from the outside businesses.

          Other  Expenses:

          Other Expenses for the six months ended June 30, 2001 of $893,159 related to the refinancing of three properties completed in the first quarter of 2001 and the loss on the sale of Glen Lake. There were no Other Expenses in 2000.

          Extraordinary Item- Extinguishment of Debt:

          In connection with the sale of Glen Lake property, the Partnership extinguished approximately $1,132,000 of payables due to affiliates and $111,500 due to the Partnership's former Chief Executive Officer. These liabilities were owed by Florida Capital Income Fund IV, Ltd. (Glen Lake) (one of the Exchange Partnerships) to affiliates, which are owned or controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer.

          Liquidity and Capital Resources

          Net cash used in operating activities for the six months ended June 30, 2001 was $857,039 compared to $182,674 for the six months ended June 30, 2000. The increase in cash used by operating activities was primarily due to the extinguishment of debt and payoff of accounts payables offset by charges on the loss of Glen Lake and the write off of loan costs at refinancing.

          Net cash provided by investing activities for the six months ended June 30, 2001 was $3,155,198 compared to cash used of $125,712 for the six months ended June 30, 2000. The increase in cash provided for the six months ended June 30, 2001 was due primarily to proceeds from the sale of the Glen Lake property.

          Net cash used in financing activities for the six months ended June 30, 2001 was $2,053,227 compared to cash provided of $405,000 for the six months ended June 30, 2000. Cash used in financing activities increased mainly due to the payoff of the Glen Lake first mortgage as well as notes payable paid off with the proceeds of the Glen Lake sale.

          During the years ended December 31, 2000 and 1999, the Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the accompanying consolidated condensed financial statements, during the first six months ended June 30, 2001, the Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $407,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

          During the first quarter of 2001, the Operating Partnership refinanced three of its properties, which generated $1,632,000 of cash to the Operating Partnership. This cash was used to reduce accounts payable owed by the Operating Partnership, advance funds for a second round of refinancing, and establish an escrow for expected major repairs to its Riverwalk property.

          Management's plans to continue improving liquidity and profitability encompass the following four strategies:

          o increase property cash collections through implementation of utility billings, rent increases and property enhancements;

          o    refinance selected well performing assets;

          o dispose of assets which do not generate cash sufficient to cover operating costs or whose geographic location creates excessive burden; and

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

          o The Partnership has identified certain of its properties, which are performing well and have loans, which are small relative to the value of the property, given their excellent performance. Three properties were refinanced in the first quarter of 2001, generating sufficient cash for the Partnership to enter into negotiations with all of the Exchange Offering professionals owed payments for services performed in connection with the offering, and still have a small amount in reserve. All three of these properties were refinanced at interest rates lower than the interest rate on the loan. The Partnership has identified three additional properties, which it believes can support higher debt levels and provide cash for general corporate purposes. Subsequent to June 30, 2000, the Partnership refinanced these three properties, which resulted in cash proceeds of approximately $1,408,000 (see Note 10).

          o The Partnership entered into a contract for sale of one of its properties that, in the past, has required substantial and frequent cash infusions. The sale closed on April 30, 2001. Additional properties are being evaluated for potential disposition (see Note 5).

          o During 2000, the Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Partnership to work for those businesses. The salaries of those officers needing to be funded by the Partnership were reduced because of the income they received from the outside businesses.

          o As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above, the Partnership had approximately $211,000 in available cash.

          Management believes that the actions presently being taken by the Operating Partnership, including the cash realized upon refinancing the three additional properties previously mentioned and its cash on hand, provide the opportunity for the Operating Partnership to improve liquidity and profitability.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          The Operating Partnership is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Operating Partnership taken as a whole.


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

August 14, 2001

                                 BARON CAPITAL PROPERTIES, L.P.

                                 By:      Baron Capital Trust, General Partner

                                 By:        /s/  Robert L. Astorino
                                          -------------------------------------
                                          Robert L. Astorino
                                          President

                                 By:        /s/  Mark L. Wilson
                                          -------------------------------------
                                          Mark L. Wilson
                                          Chief Financial Officer