Form 10QSB/A
period 2000-06-30
BARON CAPITAL PROPERTIES LP
filed 2001-08-27
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes  [ x ]    No [   ]

As of the date of this Report, the Registrant has outstanding 3,822,683 units of limited partnership interest ("Operating Partnership Units" or "Units").

                                EXPLANATORY NOTE

As a result of certain adjustments in connection with the consolidated financial statements for the year ended December 31, 2000 of Baron Capital Properties, L.P. (the "Registrant," the "Partnership" or the "Operating Partnership"), management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The amounts contained in the financial statements included in this Form 10-QSB/A reflect these changes. See NOTE 1 to the consolidated financial statements under "Basis of Presentation" for a more detailed explanation as to the restatement. Certain subsequent events are also reflected in this Form 10-QSB/A.


                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              See following pages.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                       F-2

   Statements of Operations                                             F-3

   Statement of Partners' Capital                                       F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                     F-6 -- F-17

                                  BARON CAPITAL PROPERTIES, L.P.

                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    June 30,       December 31,
                                                                                      2000             1999
                                                                                   ------------    -----------
                                                                                   (Unaudited)
                                                                                    RESTATED
                                                                                   ------------
                                              ASSETS
Rental Apartments:
  Land                                                                             $  6,632,871    $ 1,178,693
  Depreciable property                                                               29,536,314      6,189,095
                                                                                   ------------    -----------
                                                                                     36,169,185      7,367,788
  Less accumulated depreciation                                                      (1,794,404)    (1,453,177)
                                                                                   ------------    -----------
                                                                                     34,374,781      5,914,611

Investment In Partnerships                                                              510,696        930,970

Cash and Cash Equivalents                                                               124,166         27,552
Restricted Cash                                                                         762,969         52,089
Reimbursed Expenses Receivable, Affiliates                                            1,338,564         36,997
Other Receivables                                                                       113,797          3,724
Due from Baron Capital Trust                                                            305,997        296,010
Advances to Affiliates                                                                6,342,520          5,141
Other Property and Equipment                                                            281,220        134,981
Other Assets                                                                            892,820        188,692
                                                                                   ------------    -----------
                                                                                   $ 45,047,529    $ 7,590,767
                                                                                   ============    ===========


                                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgages payable                                                                $ 25,203,107    $ 4,278,117
  Accounts payable and accrued liabilities                                            2,291,097      1,078,353
  Note payable                                                                          190,000        100,000
  Notes payable, affiliates                                                           3,778,779         50,000
  Capital lease obligation                                                               40,775         42,369
  Security deposits                                                                     227,066         40,308
                                                                                   ------------    -----------
      Total liabilities                                                              31,730,824      5,589,147
                                                                                   ------------    -----------

Partners' Capital:
  General Partner; issued and outstanding, 39,488 and 18,962 as of
       June 30, 2000 and December 31, 1999 respectively,
       partnership units                                                                (40,444)       (33,362)
  Limited Partners; issued and outstanding, 3,909,347 and 1,877,246 as of June 30, 2000 and December 31, 1999 respectively,
       partnership units of which 757,746 are subject to escrow restrictions         13,357,149      2,034,982
                                                                                   ------------    -----------
       Total partners' capital                                                       13,316,705      2,001,620
                                                                                   ------------    -----------
                                                                                   $ 45,047,529    $ 7,590,767
                                                                                   ============    ===========

            See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            Six            Six           Three          Three
                                                           Months         Months        Months          Months
                                                           Ended          Ended          Ended          Ended
                                                          June 30,       June 30,      June 30,        June 30,
                                                            2000           1999          2000           1999
                                                        -----------    -----------    -----------    -----------
                                                          RESTATED                     RESTATED
Revenue:
  Property:
     Rental                                             $ 1,744,759    $   512,133    $ 1,477,091    $   254,783
     Equity in net loss of unconsolidated partnership       (78,994)       (29,093)       (41,154)       (25,667)
  Interest and other income                                 368,134         79,140        342,939         38,104
                                                        -----------    -----------    -----------    -----------
                                                          2,033,899        562,180      1,778,876        267,220
                                                        -----------    -----------    -----------    -----------

Real Estate Expenses:
  Depreciation                                              341,227         72,907        306,264         36,454
  Amortization                                               57,981           --           52,119           --
  Interest                                                  555,515        144,491        470,056         71,305
  Repairs and maintenance                                   280,564         37,726        107,251         20,250
  Personnel                                                 265,376         57,471        262,266         28,431
  Property Taxes                                            147,818         41,276        127,914         20,680
  Property Insurance                                         38,030         10,718         32,670          3,512
  Utilities                                                 144,154         29,601        130,780         18,050
  Other                                                      61,901        131,570        204,076        122,356
                                                        -----------    -----------    -----------    -----------
                                                          1,892,566        525,760      1,693,396        321,038
                                                        -----------    -----------    -----------    -----------

Administrative Expenses:
  Personnel, including officers' compensation               535,461        369,372        375,843         96,711
  Professional services                                     249,539        244,663         88,419         33,169
  Other                                                     173,025         68,068        213,024         25,120
                                                        -----------    -----------    -----------    -----------
                                                            958,025        682,103        677,286        155,000
                                                        -----------    -----------    -----------    -----------

     Total expenses                                       2,850,591      1,207,863      2,370,682        476,038
                                                        -----------    -----------    -----------    -----------


Net Loss                                                $  (816,692)   $  (645,683)   $  (591,806)   $  (208,818)
                                                        ===========    ===========    ===========    ===========

Net Loss per Unit Basic and Diluted                     $     (0.29)   $     (0.36)   $     (0.16)   $     (0.11)
                                                        ===========    ===========    ===========    ===========

Weighted Average Number of Units Outstanding              2,841,809      1,787,878      3,789,877      1,836,939
                                                        ===========    ===========    ===========    ===========

            See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L. P.

             CONSOLIDATED CONDENSED STATEMENTS OF PARTNERS' CAPITAL
                                    RESTATED

                                                  General Partner           Limited Partners
                                                --------------------    ------------------------
                                                 Units       Amount       Units        Amount          Total
                                                -------    ---------    ---------   ------------    ------------
Partners' Capital, December 31, 1999             18,962    $ (33,362)   1,877,246   $  2,034,982    $  2,001,620

  Capital Contributions - Trust                     273         --         26,990        230,118         230,118
  Exchange offering contributions                24,742         --      2,449,525     11,793,159      11,793,159
  Initial limited partners reduction             (4,489)                 (444,414)
  Credit for estimated fair value of services
     performed by officer                          --          1,085         --          107,415         108,500
  Net loss                                         --         (8,167)        --         (808,525)       (816,692)
                                                -------    ---------    ---------   ------------    ------------

Partners' Capital, June 30, 2000 (Unaudited)     39,488    $ (32,277)   3,909,347   $ 14,165,674    $ 14,133,397
                                                =======    =========    =========   ============    ============


            See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                Six Months Ended
                                                              June 30,     June 30,
                                                               2000         1999
                                                            ---------    -----------
                                                            RESTATED
                                                            ---------
Cash Flows from Operating Activities:
   Net loss                                                 $(816,692)   $  (645,683)
   Adjustments to reconcile net loss to net cash
           used in operating activities:
         Provision for officer's compensation                 108,500           --
         Depreciation                                         341,227         94,721
         Amortization of loan costs                            57,981
         Equity in net loss of unconsolidated partnership      78,994         29,093
         (Increase) Decrease in operating assets:
            Other receivables                                  (2,885)        35,801
            Reimbursed administrative expenses receivable        --           38,476
            Other assets                                      (70,543)       (51,102)
         Increase (Decrease) in operating liabilities:
            Accounts payable and accrued liabilities          118,826        236,672
            Security deposits                                   3,512           (840)
                                                            ---------    -----------
               Net cash used in operating activities         (181,080)      (262,862)
                                                            ---------    -----------

Cash Flows from Investing Activities:
   Additions to rental apartments                             (78,205)          --
   Investment in partnerships                                    --         (885,000)
   Cash distributions from partnerships                         6,082         27,000
   Purchases of other property and equipment                   (4,979)        (1,514)
   Increase in Restricted Cash                                (48,610)      (113,166)
                                                            ---------    -----------
               Net cash used in investing activities         (125,712)      (972,680)
                                                            ---------    -----------

Cash Flows from Financing Activities:
   Partners' capital contributions                            230,118      1,074,000
   Distributions paid                                            --          (65,000)
   Proceeds from mortgage financing                              --          273,499
   Proceeds from note payable                                  90,000           --
   Payments on notes payable                                                (275,000)
   Payments on notes payable affiliates                       (90,644)          --
   Payments on mortgages payable                              (99,242)       (22,141)
   Payments on capital lease obligation                        (1,594)          --
   Increase in advances to/from affiliates, net               274,768        249,914
   Other                                                         --           20,000
                                                            ---------    -----------
               Net cash provided by financing activities      403,406      1,255,272
                                                            ---------    -----------

Net Increase in Cash and Cash Equivalents                      96,614         19,730

Cash and Cash Equivalents, Beginning                           27,552         77,724
                                                            ---------    -----------

Cash and Cash Equivalents, Ending                           $ 124,166    $    97,454
                                                            =========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for mortgage and other interest               $ 555,515    $   144,491
                                                            =========    ===========


            See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the six and three months ended June 30, 2000 and 1999, the statement of partners' capital for the six months ended June 30, 2000, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the management of Baron Capital Properties, L.P. (the "Operating Partnership"). In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for the period presented, have been made. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

         As a result of certain adjustments in connection with the Operating Partnership's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Forms 10-QSB and 10-QSB/A for the quarter ended June 30, 2000 as previously filed on December 22, 2000 and March 1, 2001, respectively. The Operating Partnership included in its original June 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Operating Partnership. Had the Operating Partnership been aware of this information at the time of filing the June 30, 2000 Forms 10-QSB and 10-QSB/A, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and partners' capital to reflect the estimated fair value of such assets. The amounts contained in the financial statements included in this Form 10-QSB/A reflect those changes. Certain subsequent events are also reflected herein.

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

         Organization

         Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership, is the operating partnership of Baron Capital Trust (the "Trust"). Together with the Trust, the Operating Partnership constitutes a real estate company which has been organized to indirectly acquire equity interests in existing residential apartment properties located in the United States and to provide or acquire debt financing secured by mortgages on such types of property. The Operating Partnership, with the Trust, intends to acquire, own, operate, manage

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Organization (Continued)

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

NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the six months ended June 30, 2000 and the year ended December 31, 1999 the Partnership incurred net losses of $816,692 and $2,641,250 and negative cash flows from operations of $181,080 and $555,711. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt as to the Partnership's ability to continue as a going concern.

         During the years ended December 31, 2000 and 1999, the Operating Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the consolidated condensed financial statements for the first six months ended June 30, 2001 included in the Operating Partnership's quarterly report on Form 10-QSB for the three-month period ended June 30, 2001, the Operating Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $407,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

            In implementing these strategies, management has adopted the following action plans:

         o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Operating Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Operating Partnership has also started a program of enhancing the aesthetics of the properties, which is allowing it to increase rents while still improving occupancy.

         o The Operating Partnership has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. During the first quarter of 2001, the Operating Partnership refinanced three of its properties, which generated $1,632,000 of cash to the Operating Partnership. The cash was used to reduce accounts payable owed by the Operating Partnership to Exchange Offering professionals for their services in connection with the offering, advance funds for a second round of refinancings, and establish an escrow account for expected major repairs to its Riverwalk property. All three refinanced properties were refinanced at interest rates lower than the interest rate on their old loan. Subsequent to June 30, 2001, the Operating Partnership refinanced three additional properties, which resulted in cash proceeds of approximately $1,408,000.

         o In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Operating Partnership determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. The sale price was approximately $3,900,000 and resulted in a loss of $210,854. Additional properties are being evaluated for potential disposition.

         o During 2000, the Operating Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Operating Partnership to work for those businesses. The salaries of those officers needing to be funded by the Operating Partnership were reduced because of the income they received from the outside businesses.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

         As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above, the Operating Partnership had approximately $265,000 in available cash.

         Management believes that the actions presently being taken by the Operating Partnership, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Operating Partnership to improve liquidity and profitability.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Partnership believes that it is in compliance with the guidelines set forth in SAB 101.

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

NOTE 4.  EXCHANGE OFFERING

          On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and former Chief Executive Officer of the Trust, a

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  EXCHANGE OFFERING (Continued)

         founder and principal unit holder of the Operating Partnership, and the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  EXCHANGE OFFERING (Continued)

                                             Six Months     Six Months
                                               Ended          Ended
                                           June 30, 2000  June 30, 1999
                                           -------------  -------------

         Total revenues                     $ 3,640,000    $ 2,921,000
         Cost and expenses                    4,390,000      4,523,000
                                            -----------    -----------
         Net loss                           $  (750,000)   $(1,602,000)
                                            ===========    ===========

         Weighted average number of units     2,841,809      1,787,878
                                            ===========    ===========

         Net loss per unit                  $     (0.26)   $     (0.90)
                                            ===========    ===========

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Contract to Purchase Additional Properties

         In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by one of the founders of the Trust and the Operating Partnership and the former Chief Executive Officer of the Trust. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

         In connection with the transaction, the Trust (along with its former Chief Executive Officer) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of August 1, 2001, approximately $6,478,000 of the construction loan had been drawn down. The interest rate on the construction loan is KeyBank's prime rate (currently 6.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan agreements, KeyBank would require the Trust to buy out the bank's position on the entire amount of the construction loan.

         In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  COMMITMENTS AND CONTINGENCIES (Continued)

         Contract to Purchase Additional Properties (Continued)

         Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to the former Chief Executive Officer, KeyBank agreed to forego further action for at least 60 days while the parties attempt to reach an arrangement. The extension expired in November 2000 and, according to the former Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank loan (and the BankOne loan described below).

         In December 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original first mortgage loan. Earlier, Bank One provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, Bank One has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

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

Officers' Compensation

         Gregory K. McGrath, a founder of the Trust and the Operating Partnership, formerly served as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for the initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 Common Shares or Units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus incentive compensation plan which may be implemented by the Operating Partnership. During 1998 and 1999 and the first and second quarters of 2000 no Common Shares of the Trust or Units of the Operating Partnership were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Operating Partnership, a provision of $108,500 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as the Chief Executive Officer for the first two quarters of 2000. This amount has been charged to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  COMMITMENTS AND CONTINGENCIES (Continued)

         Officers' Compensation (Continued)

         Trust. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these services are minimal to the Operating Partnership's operations. In May 2001, Robert L. Astorino replaced Mr. McGrath as the Chief Executive Officer.

         Robert S. Geiger, the other founder of the Trust and Operating Partnership, formerly served as the Chief Operating Officer of the Trust and the Operating Partnership. His initial annual salary was set at $100,000, in addition to benefits, and eligibility for participation in any Common Share option plan and bonus incentive compensation plan implemented by the Trust. Mr. Geiger's employment has been terminated and since August 1, 2000 he has received no compensation.

         On August 28, 2000, the Trust entered into employment agreements with the President and Chief Operating Officer (COO) and with the Chief Financial Officer (CFO) through December 31, 2001. Under the terms of the agreement, the Trust through the Operating Partnership will pay the COO and the CFO $175,000 and $110,000 per annum, respectively. In addition, the COO and the CFO will receive $90,000 and $60,000, respectively, if they are involuntarily terminated for any reason other than gross misconduct.

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

         In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the former Chief Executive Officer of the Trust), the former Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the former Chief Executive Officer of which the Operating Partnership owns a 40% limited partnership interest (the "Alexandria Partnership"), among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Apartments property, a residential apartment property under construction that is owned by the Alexandria Partnership. The Alexandria Partnership guaranteed Wakul, Inc.'s lease payments under the leasing agreement.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  RELATED PARTY TRANSACTIONS

         Accrued Interest Receivable, Affiliates

         Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes, lines of credits, and advances due from/to limited partnerships controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of June 30, 2000, the Operating Partnership was due $6,342,520 from affiliates with $1,338,564 of accrued interest. The Operating Partnership also owes $3,778,779 to affiliates including accrued interest as of June 30, 2000.

NOTE 7.  PARTNERS' CAPITAL

         Partners' Capital Contributions

         During the six months ended June 30, 2000, the Operating Partnership issued 26,990 Units of limited partner interest to the Trust at $8.53 per unit based upon net proceeds of $230,118.

         In addition, the Operating Partnership issued to the Trust 25,015 general partner Units during the six months ended June 30, 2000 as an allocation to adjust the general partner interest to 1% of the total outstanding Units. This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner Units for accounting purposes.

         Exchange Offering

         The Operating Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act.

         These units were offered in the Exchange Offering in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Trust and the Operating Partnership, who is also the former Chief Executive Officer of the Trust and the sole stockholder and director of the Managing Shareholder of the Trust. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

         The number of Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding was substantially identical since Unit holders (other than the Trust), including recipients of Units in the Exchange Offering,

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  PARTNERS' CAPITAL (Continued)

         Exchange Offering (Continued)

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

         By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") that were directly or indirectly owned by the 23 Exchange Partnerships. (As described above in "NOTE 2 - Liquidity and Profitability Considerations," the Operating Partnership sold one of the Exchange Properties in April 2001.) The Operating Partnership acquired interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly owns equity and/or mortgage interests in one or more properties. Certain of such Exchange Partnerships directly or indirectly own equity interests in 15 properties, which consist of an aggregate of 868 residential units (comprised of studio, one, two, three and four bedroom units). Certain of such Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 4 regarding the completion of the Exchange Offering on April 7, 2000.

         Operating Partnership Limited Partnership Units

         In connection with the formation of the Trust and the Operating Partnership, the founders, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 limited partnership units of the Operating Partnership (a total of 1,202,160 units). In consideration for the units subscribed for by them, they made a $100,000 capital contribution to the Operating Partnership. The number of units subscribed for by them represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares.

         The subscription agreement entered into by the founders provided that if, as of May 31, 2000, the number of units subscribed for by them represented a percentage greater than 19% of the then outstanding Common Shares calculated on a fully diluted basis, each founder would be required to return any excess Units to the Operating Partnership for cancellation. Therefore, as of May 31,

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  PARTNERS' CAPITAL (Continued)

         Operating Partnership Limited Partnership Units (Continued)

         2000, an adjustment, reducing the number of Units held in escrow by 444,414, was made to accurately reflect the number of Units held by the founders. The founders have deposited Units subscribed for by them into a security escrow account for six to nine years, subject to earlier release under certain conditions.

         The fair value of the Units issued to the founders amounted to $100,000, based upon a determination made by the Independent Trustees of the Trust as of the date of subscription for these Units (February 3, 1998). The determination of the fair value took into consideration that at the time of the subscription for the Units, the Trust and the Operating Partnership were development stage companies, with no cash or other significant tangible assets, operating history or revenue and no certainty of successful offerings or future operations; the founders had at risk their initial capital contributions plus certain additional unreimbursed advances to cover certain offering and operating expenses; the founders have significant experience and developed know-how critical to the success of the Trust and the Operating Partnership; and the founders' Units are subject to significant transfer restrictions. The Operating Partnership has accounted for the Units as being issued and outstanding, but subject to escrow restrictions, in the accompanying consolidated financial statements, and has included the Units as outstanding in determining the weighted average partnership units outstanding for purposes of calculating net loss per partnership unit in the accompanying consolidated financial statements. Because the release of the Units from escrow is not dependent upon the achievement of any specified level of profits, the release of the Units from escrow is not considered to be compensatory and, accordingly, no accounting measurement will be given to the release of the Units from escrow.

         Under the subscription agreement, the founders agreed to waive future administrative fees for managing Exchange Partnerships which participated in the Exchange Offering, agreed to assign to the Operating Partnership the right to receive all residual economic rights attributable to the general partner interests in Exchange Partnerships; and, in order to permit management of the Exchange Properties by the Operating Partnership, caused the Exchange Partnerships to cancel the partnerships' prior property management agreements and agreed to forego the right to have a property management firm controlled by the founders assume the property management role in respect of properties in which the Trust or the Operating Partnership invest.

         Following the Exchange Offering, the Operating Partnership controlled the Exchange Partnerships by virtue of its ownership of substantially all of the limited partnership interests therein, which provided the Operating Partnership the ability to remove the general partner under the provisions of the limited partnership agreements pertaining to each Exchange Partnership that authorize limited partners holding over 50% of total partnership interest to remove the general partner.

         Since holders of Units (other than the Trust) may elect to exchange these for Common Shares in the Trust on a one for one basis, the founders would be entitled to exchange their limited partnership units for a net amount of 757,746 Common Shares.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  NET LOSS PER UNIT

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

         The components used in calculating basic net loss per Unit are as follows:

                                                           Weighted
                                                           Average       Loss
                                             Net Loss       Units      Per Unit
                                            ----------    ---------     -------
          Three Months Ended June 30, 2000  ($591,806)    3,789,877     ($0.16)
          Three Months Ended June 30, 1999  ($208,818)    1,836,939     ($0.11)
          Six Months Ended June 30, 2000    ($816,692)    2,841,809     ($.29)
          Six Months Ended June 30, 1999    ($645,683)    1,787,878     ($0.36)
                                            ----------    ---------     -------

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
                                                                 ===========

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the "Operating Partnership") and the Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

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

          As described below in this Report, in May 1998, pursuant to a registration statement on Form SB-2, the Trust commenced a public offering ("Cash Offering") of 2,500,000 common shares of beneficial interest ("Trust Common Shares" or "Common Shares") at an offering price of $10.00 per share (maximum proceeds of

          $25,000,000). In the Cash Offering, which expired on May 31, 2000, the Trust sold 702,076 Common Shares, for total cash proceeds of $7,020,763. The Trust contributed to the Operating Partnership the net cash proceeds from the issuance of Common Shares in the Cash Offering ($5,467,858) in exchange for an equivalent number of units of limited partnership interest in the Operating Partnership ("Operating Partnership Units" or "Units").

          As of August 1, 2001, the Trust owned 825,528 Operating Partnership Units, representing approximately 21.6% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below in this section.

          The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September, 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust. On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the Trust Management Agreement effective December 31, 2000.

          During 1998 and 1999, the Operating Partnership acquired a total of 40% of the limited partnership interests in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership controlled by Mr. McGrath. The Alexandria Partnership owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under construction in Alexandria, Kentucky. As of August 1, 2001, 112 of the 168 residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 93 units have been rented.

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

          McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the first mortgage loan (and the BankOne loan described below).

          In December 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The BankOne loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, BankOne had provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

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

          In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See
          NOTE 4 "Exchange Offering" in the accompanying notes to the consolidated condensed financial statements included in this Report.)

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

          In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. (See Note 2 "Liquidity and Profitability Considerations -Subsequent Transactions" in the accompanying notes to the consolidated condensed financial statements.)

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

          Consolidated Balance Sheet as of June 30, 2000 Compared to December 31, 1999

          Due to the completion of the Exchange Offering the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. During the six months ended June 30, 2000, total assets increased to $45.0 million while liabilities increased to $31.7 million. As described above the Exchange Offering increased the number of properties in which the Operating Partnership indirectly owned an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets of approximately $36.2 million, which are subject to $25.2 million in first mortgage debt.

          Partners' capital increased to $13.3 million due to the issuance in the Exchange Offering of 2,449,525 Units with an exchange value of $11.8 million less a net loss of $816,692 for the six months ended June 30, 2000.

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

          Liquidity and Capital Resources

          Net cash used in operating activities in the six months ended June 30, 2000 was $181,080 compared to $262,862 in the six months ended June 30, 1999. The decrease in cash used for operating activities was mainly due to an increase in depreciation for the six months ended June 30, 2000 over the six months ended June 30, 1999.

          Net cash used in investing activities in the six months ended June 30, 2000 was $125,712 compared to net cash used in investing activities of $972,680 in the six months ended June 30, 1999. The decrease in cash for 2000 was due primarily to a decrease in investments in partnerships.

          Net cash provided by financing activities for the six months ended June 30, 2000 was $403,406 compared to $1,255,272 for the six months ended June 30, 1999. The decrease in cash was due to a decrease in partners' capital contributions with the expiration of the Cash Offering in May 2000.

          The Operating Partnership paid $555,515 towards mortgage and other interest during the six months ended June 30, 2000 compared to $144,491 in the six months ended June 30, 1999 due to the addition of the Exchange Properties and increase in mortgage debt.

          Since inception, the Trust has contributed to the Operating Partnership net cash proceeds of $5,467,858 from the issuance of Common Shares in the Cash Offering in exchange for a number of Units in the Operating Partnership equivalent to the number of Common Shares sold in the Cash Offering. Approximately $230,000 of such amount was contributed in the first six months of 2000. The Trust is the sole general partner of the Operating Partnership and, as of August 1, 2001, owned 825,528

          Operating Partnership Units, representing approximately 21.6% of the then outstanding Units.

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

          During the years ended December 31, 2000 and 1999, the Operating Partnership experienced certain cash flow problems and has, from time to time, experienced difficulties meeting obligations as they became due. However, as reflected in the consolidated condensed financial statements for the first six months ended June 30, 2001 included in the Operating Partnership's quarterly report on Form 10-QSB for the three-month period ended June 30, 2001, the Operating Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry measuring net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $407,000 versus negative Funds From Operations of approximately $417,000 for the six months ended June 30, 2000.

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

          In implementing these strategies, management has adopted the following action plans:

          o In many locations, the market for apartments has started to include re-billing of property water costs to tenants. The Operating Partnership has initiated billing of tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit. The Operating Partnership has also started a program of enhancing the aesthetics of the properties, which is allowing the Operating Partnership to increase rents while still improving occupancy.

          o The Operating Partnership has identified certain of its properties which are performing well and have loans which are small relative to the value of the property, given their excellent performance. During the first quarter of 2001, the Operating Partnership refinanced three of its properties, generating $1,632,000 of cash for the Operating Partnership. The cash was used to reduce amounts owed by the Operating Partnership to Exchange Offering professionals for their services in connection with the offering, advance funds for a second round of refinancings, and establish an escrow account for expected major repairs to the Operating Partnership's Riverwalk property. All three refinanced properties were refinanced at interest rates lower than the interest rate on their old loan. Subsequent to June 30, 2001, the Operating Partnership refinanced three additional properties, which resulted in cash proceeds of approximately $1,408,000.

          o In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lakes Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Operating Partnership determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions. The sale price was approximately $3,900,000 and resulted in a loss of $210,854. Additional properties are being evaluated for potential disposition.

          o During 2000, the Operating Partnership terminated the services of one of its executive officers and entered into an arrangement with two outside businesses to allow officers of the Operating Partnership to work for those businesses. The salaries of those officers needing to be funded by the Operating Partnership were reduced because of the income they received from the outside businesses.

               As a result of the re-financing of the three properties in the second quarter of 2001 as discussed above, the Operating Partnership had approximately $265,000 in available cash.

               Management believes that the actions presently being taken by the Operating Partnership, including the cash realized upon refinancing the three additional properties as described above and its cash on hand, provide the opportunity for the Operating Partnership to improve liquidity and profitability.

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

August 27, 2001

                                     BARON CAPITAL PROPERTIES, L.P.

                                     By:   Baron Capital Trust, General Partner

                                     By:   /s/  Robert L. Astorino
                                           --------------------------------
                                           Robert L. Astorino
                                           Chief Executive Officer

                                     By:   /s/  Mark L. Wilson
                                           --------------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer