Form 10QSB/A
period 2000-09-30
BARON CAPITAL PROPERTIES LP
filed 2001-08-27
CIK 1062834

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

     Yes  [X]    No [_]

As of the date of this Report, the Registrant has outstanding 3,822,683 units of limited partnership interest ("Operating Partnership Units").

                                EXPLANATORY NOTE

     As a result of certain adjustments in connection with the consolidated financial statements of Baron Capital Properties, L.P. (the "Registrant," the "Partnership," or the "Operating Partnership") for the year ended December 31, 2000, management determined to restate its Form 10-QSB for the quarter ended September 30, 2000 as previously filed on March 1, 2001. The amounts contained in the financial statements included in this Form 10-QSB/A reflect these changes. See NOTE 1 to the consolidated financial statements under "Basis of Presentation" for a more detailed explanation as to the restatement. Certain subsequent events are also reflected in this Form 10-QSB/A.


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          See following pages.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Balance Sheets                                                        F-2

   Statements of Operations                                              F-3

   Statement of Partners' Capital                                        F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                      F-6 - F-18

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              September 30,     December 31,
                                                                                  2000              1999
                                                                              ------------      -----------
                                                                              (Unaudited)
                                                                                RESTATED
                                     ASSETS
Land                                                                          $  6,632,871      $ 1,178,693
Depreciable property                                                            29,654,386        6,189,095
                                                                              ------------      -----------
                                                                                36,287,257        7,367,788
Less accumulated depreciation                                                   (2,100,668)      (1,453,177)
                                                                              ------------      -----------
                                                                                34,186,589        5,914,611

Investment In Partnerships                                                         475,775          930,970

Cash and Cash Equivalents                                                          191,880           27,552
Restricted Cash                                                                    864,959           52,089
Reimbursed Administrative Expenses Receivable, Affiliates                        1,325,169           36,997
Other Receivables                                                                   79,103            3,724
Due from Baron Capital Trust                                                       296,010          296,010
Advances to Affiliates                                                           6,117,643            5,141
Other Property and Equipment                                                       272,720          134,981
Other Assets                                                                       786,483          188,692
                                                                              ------------      -----------
                                                                                 9,933,967          745,186
                                                                              ------------      -----------
                                                                              $ 44,596,330      $ 7,590,767
                                                                              ============      ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgages payable                                                           $ 25,117,572      $ 4,278,117
  Accounts payable and accrued liabilities                                       2,313,352        1,078,353
  Note payable                                                                     115,000          100,000
  Notes payable, affiliates                                                      3,813,313           50,000
  Capital lease obligation                                                          40,775           42,369
  Security deposits                                                                195,462           40,308
                                                                              ------------      -----------
      Total liabilities                                                         31,595,474        5,589,147
                                                                              ------------      -----------

Partners' Capital:
  General Partner; issued and outstanding, 39,488 and 18,962 as of                 (43,602)         (33,362)
    September 30, 2000 and December 31, 1999 respectively,
    partnership units
  Limited Partners; issued and outstanding, 3,909,347 and 1,877,246 as of September 30, 2000 and December 31, 1999 respectively,
    partnership units of which 757,746 are subject to escrow restrictions       13,044,458        2,034,982
                                                                              ------------      -----------
      Total partners' capital                                                   13,000,856        2,001,620
                                                                              ------------      -----------
                                                                              $ 44,596,330      $ 7,590,767
                                                                              ============      ===========


           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                             Nine             Nine           Three            Three
                                                            Months           Months          Months           Months
                                                            Ended            Ended           Ended            Ended
                                                        September 30,     September 30,   September 30,    September 30,
                                                             2000             1999            2000             1999
                                                         -----------      -----------      -----------      -----------
                                                           RESTATED                         RESTATED
Revenue:
  Property:
    Rental                                               $ 3,155,896      $   871,001      $ 1,411,137      $   280,496
    Equity in net loss of unconsolidated partnership        (113,915)            --            (34,921)          29,093
  Interest and other income                                  634,476             --            266,342             --
                                                         -----------      -----------      -----------      -----------
                                                           3,676,457          871,001        1,642,558          309,589
                                                         -----------      -----------      -----------      -----------
Real Estate Expenses:
  Depreciation                                               647,491          107,361          306,264           34,454
  Amortization                                               110,100             --             52,119
  Interest                                                 1,045,039          230,534          489,524           86,043
  Repairs and maintenance                                    502,951           61,092          222,387           23,365
  Personnel                                                  442,644           89,576          177,268           32,105
  Property Taxes                                             274,838           61,484          127,020           20,208
  Property Insurance                                          68,504           15,418           30,474            4,700
  Utilities                                                  283,151           50,621          138,997           21,020
  Other                                                      160,376          143,948           98,475           12,378
                                                         -----------      -----------      -----------      -----------
                                                           3,535,094          760,034        1,642,528          234,273
                                                         -----------      -----------      -----------      -----------
Administrative Expenses:
  Personnel, including officers' compensation                691,864          642,633          156,403          143,215
  Professional services                                      284,056          253,208           34,517           80,188
  Other                                                      352,234           27,575          179,210            3,242
                                                         -----------      -----------      -----------      -----------
                                                           1,328,154          923,416          370,130          226,645
                                                         -----------      -----------      -----------      -----------
     Total expenses                                        4,863,248        1,683,450        2,012,658          460,918
                                                         -----------      -----------      -----------      -----------

Net Loss                                                 $(1,186,791)     $  (812,449)     $  (370,100)     $  (151,329)
                                                         ===========      ===========      ===========      ===========

Basic Net Loss per unit                                  $     (0.37)     $     (0.45)     $     (0.11)     $     (0.08)
                                                         ===========      ===========      ===========      ===========

Weighted Average Partnership Units                         3,216,538        1,793,060        3,404,600        1,819,187
                                                         ===========      ===========      ===========      ===========


           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L. P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                       RESTATED


                                                      General Partner              Limited Partners
                                                  ----------------------      --------------------------
                                                   Units         Amount         Units          Amount             Total
                                                  -------      ---------      ---------     ------------      ------------
Partners' Capital, December 31, 1999               18,962      $ (33,362)     1,877,246     $  2,034,982      $  2,001,620

  Capital Contributions - Trust                       273           --           26,990          230,118           230,118
  Exchange offering contributions                  24,742           --        2,449,525       11,793,159        11,793,159
  Initial limited partners reduction               (4,489)                     (444,414)
  Net loss                                           --          (11,868)          --         (1,174,923)       (1,186,791)
  Credit for estimated fair value of services
     performed by officer                            --            1,628           --            161,122           162,750
                                                  -------      ---------      ---------     ------------      ------------
Partners' Capital, June 30, 2000 (Unaudited)       39,488      $ (43,602)     3,909,347     $ 13,044,458      $ 13,000,856
                                                  =======      =========      =========     ============      ============


           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              2000             1999
                                                          -----------      -----------
                                                           RESTATED
Cash Flows from Operating Activities:
  Net loss                                                $(1,186,791)     $  (812,449)
  Adjustments to reconcile net loss to net cash
      used by operating activities:
     Provision for officer's compensation                     162,750             --
     Depreciation                                             647,491          116,384
     Amortization of loan costs                               110,100
     Equity in net loss of unconsolidated partnership        (113,915)            --
     (Increase) Decrease in operating assets:
       Other receivables                                       37,579           12,195
       Reimbursed administrative expenses receivable           13,394          (36,216)
       Other assets                                            (9,450)         (39,295)
     Increase (Decrease) in operating liabilities:
       Accounts payable and accrued liabilities               (63,630)          95,449
       Security deposits                                      (28,092)           3,560
                                                          -----------      -----------
         Net cash used by operating activities               (430,564)        (660,372)
                                                          -----------      -----------

Cash Flows from Investing Activities:
  Additions to rental apartments                             (196,277)            --
  Investment in partnerships                                    1,203         (820,121)
  Purchases of other property and equipment                    (4,979)           6,311
  Increase in Restricted Cash                                (101,990)        (118,773)
                                                          -----------      -----------
         Net cash used by investing activities               (302,043)        (932,583)
                                                          -----------      -----------

Cash Flows from Financing Activities:
  Partners' capital contributions                             230,118        1,845,666
  Distributions paid                                             --           (269,947)
  Proceeds from mortgage financing                               --            236,273
  Proceeds from notes payable affiliates                      210,791             --
  Proceeds from note payable                                  105,000             --
  Payments on notes payable                                   (90,000)        (256,000)
  Payments on notes payable, affiliates                       (90,644)            --
  Payments on mortgages payable                              (157,928)            --
  Payments on capital lease obligation                         (4,980)         (20,325)
  Increase in advances to/from affiliates, net                694,578           10,750
                                                          -----------      -----------
         Net cash provided by financing activities            896,935        1,546,417
                                                          -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents          164,328          (46,538)

Cash and Cash Equivalents, Beginning                           27,552          169,479
                                                          -----------      -----------

Cash and Cash Equivalents, Ending                         $   191,880      $   122,941
                                                          ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for mortgage and other interest               $ 1,045,039      $   230,534
                                                          ===========      ===========


           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the nine and three months ended September 30, 2000 and 1999, the statement of partners' capital for the nine months ended September 30, 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the management of Baron Capital Properties, L.P. (the "Operating Partnership" or the "Partnership"). In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the period presented, have been made. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

     As a result of certain adjustments in connection with the Operating Partnership's consolidated financial statements for the year ended December 31, 2000, management determined to restate its Form 10-QSB for the quarter ended September 30, 2000 as previously filed on March 1, 2001. The Operating Partnership included in its original September 30, 2000 financial statements a provision for property impairment of $8,356,638, which was a result of writing off the excess of the recorded value of the Exchange Partnerships acquired in the Exchange Offering over the estimated current value of the Exchange Partnerships. The provision for property impairment was a result of calculating the recorded value at the date of the exchange (April 1, 2000) with incomplete information. As a result, adjustments were made to the recorded value based on information not previously available to the Operating Partnership. Had the Operating Partnership been aware of this information at the time of filing the September 30, 2000 Form 10-QSB, the provision for property impairment of $8,356,638 would not have been recorded. Instead an adjustment of $11,005,924 would have been recorded to the consolidated balance sheet as an adjustment to the recorded amounts of land, depreciable property, advances to affiliates and partners' capital to reflect the estimated fair value of such assets. The amounts contained in the financial statements included in this Form 10-QSB/A reflect those changes. Certain subsequent events are also reflected herein.

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

     Organization (Continued)

     of property. The Operating Partnership, with the Trust, intends to acquire, own, operate, manage and improve residential apartment properties for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets.

     The Trust, as General Partner of the Operating Partnership, is authorized to cause the Operating Partnership to issue additional units of limited partnership interests ("Units") in the Operating Partnership for any purpose of the Operating Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by unit holders (other than the Trust) into an equivalent number of common shares of beneficial interest ("Common Shares") in the Trust, the maximum number of Units that may be issued by the Operating Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

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

NOTE 2.   LIQUIDITY AND PROFITABILITY CONSIDERATIONS

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Operating Partnership will continue on a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For nine months ended September 30, 2000 and the year ended December 31, 1999 the Partnership incurred net losses of $1,186,791 and $2,641,250 and negative cash flows from operations of $430,564 and $555,711. The auditors' report for the year ended December 31, 1999 was qualified to express substantial doubt as to the Operating Partnership's ability to continue as a going concern.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Trust believes that it is in compliance with the guidelines set forth in SAB 101.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   EXCHANGE OFFERING

     On April 7, 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed the Exchange Offering under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties located in the southeast and mid-west United States. Prior to the completion of the Exchange Offering, the Exchange Partnerships were managed by corporate general partners (the "Corporate General Partners"), which were controlled by Gregory K. McGrath, who is a founder and former Chief Executive Officer of the Trust, a founder and principal unit holder of the Operating Partnership, and the Chief Executive, sole stockholder and director of the Managing Shareholder of the Trust.

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

                                                For the Nine Months Ended
                                                       September 30
                                               ---------------------------
                                                   2000            1999
                                               -----------     -----------
     Total Revenues                            $ 5,100,000     $ 4,400,000
     Cost and expenses                          (6,400,000)     (6,400,000)
                                               -----------     -----------
     Net Loss                                  $(1,300,000)    $(2,000,000)
                                               ===========     ===========

     Weighted average number of units            3,216,538       1,793,060
                                               ===========     ===========

     Net loss per unit                         ($     0.40)    ($     1.12)
                                               ===========     ===========

NOTE 5.   COMMITMENTS AND CONTINGENCIES

     Contract to Purchase Additional Properties

     In September  1998,  the Trust  entered  into an agreement  with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so, and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

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

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to the former Chief Executive Officer, KeyBank agreed to forego further action for at least 60 days while the parties attempt to reach an arrangement. The extension expired in November 2000 and, according to the former Chief Executive Officer, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank first mortgage loan (and the BankOne loan described below).

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

     Officers' Compensation

     Gregory K. McGrath, a founder of the Trust and the Operating Partnership, formerly served as Chief Executive Officer of the Trust. He agreed to serve as Chief Executive Officer of the Trust for the initial year of operations in exchange for compensation in the form of Common Shares or Units in an amount not to exceed 25,000 Common Shares or Units, as applicable, to be determined by the Executive Compensation Committee of the Board of the Trust based upon his performance, in addition to benefits and eligibility for participation in any option plan and bonus

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

     Officers' Compensation (continued)

     incentive compensation plan which may be implemented by the Partnership. During 1998 and 1999 and the first three quarters of 2000 no Common Shares of the Trust or Units of the Partnership were issued to Mr. McGrath as compensation. However, in order to reflect all appropriate administrative expenses of the Partnership, a provision of $162,750 has been made in the accompanying financial statements for the estimated fair value of the services rendered by Mr. McGrath as the Chief Executive Officer for the
     first  three  quarters  of  2000.  This  amount  has  been  charged  to the compensation expense, with a corresponding credit to partners' capital. These estimates of the fair value of such services were determined by management based upon an analysis of compensation paid to chief executive officers of a number of comparable real estate investment trusts. Compensation and benefits for the Chief Executive Officer are determined annually by the Executive Compensation Committee of the Board of the Trust. Effective December 31, 2000, no compensation expense will be charged for the services provided by the former Chief Executive Officer, as these services are minimal to the Operating Partnership's operations. In May 2001, Robert L. Astorino replaced Mr. McGrath as the Chief Executive Officer.

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

     In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against Wakul, Inc. (a telecommunications company controlled by the former Chief Executive Officer of the Trust), the former Chief Executive Officer of the Trust, and Alexandria Development, L.P., a Delaware limited partnership controlled by the former Chief Executive Officer of which the Operating Partnership owns a 40% limited partnership interest

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   COMMITMENTS AND CONTINGENCIES (Continued)

     Pending Litigation (continued)

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

NOTE 6.   RELATED PARTY TRANSACTIONS

     Accrued Interest Receivable, Affiliates

     Certain of the Exchange Partnerships acquired by the Operating Partnership in the Exchange Offering hold subordinated notes, lines of credits, and advances due from/to limited partnerships controlled by Gregory K. McGrath, the Trust's former Chief Executive Officer. These debt instruments have varying interest rates and the interest is accrued and/or paid on a monthly basis. As of September 30, 2000, the Partnership was due $ 6,117,643 from affiliates with $1,325,169 of accrued interest. The Partnership also owes $3,813,313 to affiliates including accrued interest as of September 30, 2000.

NOTE 7.   PARTNERS' CAPITAL

     Partners' Capital Contributions

     During the nine months ended September 30, 2000, the Operating Partnership issued 26,990 Units of limited partner interest to the Trust at $8.53 per unit based upon net proceeds of $230,118.

     In addition, the Operating Partnership issued to the Trust 25,015 general partner Units during the nine months ended September 30, 2000 as an allocation to adjust the general partner interest to 1% of the total outstanding Operating Partnership Units. This issuance has been treated as an allocation of the capital contributions by the Trust, and no value has been ascribed to these general partner Units for accounting purposes.

     Exchange Offering

     The Operating Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") covering up to 2,500,000 units of limited partnership interest ("Units") to be registered under the Act. These Units were offered (the "Exchange Offering") in exchange for units of limited partnership interest in 23 limited partnerships (the "Exchange Partnerships"), which directly or indirectly owned equity and/or mortgage interests in one or more residential apartment properties. The Exchange Partnerships were managed by corporate general partners who are affiliated with one of the founders of the Trust and the

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   PARTNERS' CAPITAL (Continued)

     Exchange Offering (Continued)

     Operating Partnership, who is also former Chief Executive Officer of the Trust, and the sole stockholder and director of the Managing Shareholder of the Trust. The registration statement was declared effective on November 9, 1999, and the Exchange Offering commenced shortly thereafter.

     The number of Units offered in exchange for the limited partnership interests in the Exchange Partnerships was based on appraisals prepared by qualified and licensed independent appraisal firms for each underlying residential apartment property. For purposes of the Exchange Offering, each Unit was arbitrarily assigned an initial value of $10.00, which corresponds to the offering price of each Trust Common Share that was being offered to the public pursuant to the Cash Offering. The value of each Unit and Common Share outstanding was substantially identical since Unit holders (other than the Trust), including recipients of Units in the Exchange Offering, are entitled to exchange all or a portion of their Units at any time and from time to time for an equivalent number of Trust Common Shares, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding shares in the Trust, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. To facilitate such exchanges of Units into Common Shares, 2,500,000 Common Shares (in addition to the 2,500,000 Common Shares offered by the Trust in the Cash Offering) have been registered with the Commission.

     By virtue of the completion of the Exchange Offering, the Operating Partnership acquired equity and/or subordinated mortgage interests in 26 properties (the "Exchange Properties") directly or indirectly owned by the 23 Exchange Partnerships. (As described above in "NOTE 2 - Liquidity and Profitability Considerations," the Operating Partnership sold one of the Exchange Properties in April 2001.) The Operating Partnership acquired interests in a particular property and/or mortgages by acquiring from limited partners their units of limited partnership interest in the respective Exchange Partnership. Each of the Exchange Partnerships currently controlled by the Operating Partnership directly or indirectly owned equity and/or mortgage interests in one or more properties. Certain of such Exchange Partnerships directly or indirectly own equity interests in 15 properties, which consist of an aggregate of 868 residential units (comprised of studio, one, two, three and four bedroom units). Certain of such Exchange Partnerships directly or indirectly own mortgage interests in 10 properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom units) and 168 units (two and three bedroom units) under development. Of the 25 Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana. See Note 4 regarding the completion of the Exchange Offering on April 7, 2000.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   PARTNERS' CAPITAL (Continued)

     Operating Partnership Limited Partnership Units

     In connection with the formation of the Trust and the Operating Partnership, the founders, Gregory K. McGrath and Robert S. Geiger, each subscribed for 601,080 limited partnership units ("Units") of the Operating Partnership (a total of 1,202,160 Units). In consideration for the Units subscribed for by them, the founders made a $100,000 capital contribution to the Operating Partnership. The number of Units subscribed for by them represented 19% of the maximum Common Shares that would have been outstanding after completion of the Cash Offering and the Exchange Offering assuming that the Trust had sold all Common Shares offered in the Cash Offering and that the Operating Partnership had issued the maximum number of Units (2,500,000) offered in the Exchange Offering, calculated on a fully diluted basis assuming all then outstanding units (other than those acquired by the Trust) had been exchanged into an equivalent number of Common Shares.

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

     The components used in calculating basic net loss per Unit are as follows:

                                                            Weighted
                                                             Average      Loss
                                               Net Loss       Units     Per Unit
                                             -----------    ---------   --------
     Three Months Ended September 30, 2000     ($370,100)   3,404,600   ($0.11)
     Three Months Ended September 30, 1999     ($151,329)   1,819,187   ($0.08)
     Nine Months Ended September 30, 2000    ($1,186,791)   3,216,538   ($0.37)
     Nine Months Ended September 30, 1999      ($812,449)   1,793,060   ($0.45)

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
         AND FINANCING ACTIVITIES

     In April 2000, in connection with the completion of the Exchange Offering, the Operating Partnership acquired indirect equity interests in 16 rental properties and subordinated mortgage interests in 10 additional properties through the acquisition of substantially all partnership interests in the Exchange Partnerships, which own land and depreciable property, accrued interest, advances, other assets, mortgages and notes payable, as follows:

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

     The Operating Partnership has acquired substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood I Apartments (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court II Apartments (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September, 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (discussed below). In July 1998 the Operating Partnership also acquired a minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust, a founder and principal unitholder of the Operating Partnership, and sole director of Baron Advisors, Inc., a Delaware corporation that serves as the Managing Shareholder and a trustee of the Trust), including certain of the Exchange Partnerships which participated in the Exchange Offering and which are now managed by the Trust. On February 7, 2001, the Independent Trustees of the Trust and the Managing Shareholder agreed to terminate the Trust Management Agreement effective December 31, 2000.

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

     In September  1998,  the Trust  entered  into an agreement  with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies are controlled by Mr. McGrath. One of the residential properties has been sold to a third party with the Trust's consent. The remaining property is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Construction of the property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is expected to be completed by the end of the first quarter of 2004. The Trust has a right of first negotiation to purchase the property from the development company upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so, and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction.

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

     In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, is currently being extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and is currently seeking a new long-term construction facility with another institutional lender to replace the KeyBank first mortgage loan (and the BankOne loan described below).

     In December 2000, BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The BankOne loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, BankOne provided additional institutional financing in the principal amount of $1,576,000 to the Borrower. The loan is secured by a security interest in partnership interests in the Borrower. Due to a default in payment of interest due, BankOne has been assigned rental payments and has taken over day-to-day management of the property. This loan is expected to be paid off with the proposed new first mortgage financing referenced above.

     There can be no assurance that refinancing of the two loans will be available or will be available on commercially reasonable terms, that BankOne will not seek to enforce its right to accelerate the first mortgage loan and begin foreclosure proceedings against the Burgundy Hills Property in respect of the first mortgage loan or elect to require the Trust to buy out its position on the entire outstanding amount of the first mortgage loan, or that BankOne will not seek to enforce its right under the loan to take over control of the Borrower.

     In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange
     Offering") under which it acquired additional interests in residential apartment properties. In the Exchange Offering, the Operating Partnership issued 2,449,525 registered Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 26 residential apartment properties (the "Exchange Properties") located in the southeast and mid-west United States. (See NOTE 4 "Exchange Offering" in the accompanying notes to the consolidated condensed financial statements.)

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

     Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties which consist of an aggregate of 868 residential units (comprised of studio and one, two, three and four-bedroom units). Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect mortgage interests in 10 Exchange Properties, which consist of an aggregate of 813 existing residential units (studio and one and two bedroom) and 168 units (two and three bedroom) under development. Of the 25 Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

     Consolidated Balance Sheet as of September 30, 2000 Compared to December 31, 1999

     Due to the completion of the Exchange Offering the balance sheet for the Operating Partnership reflects large increases in assets, liabilities and partners' capital. During the nine months ended September 30, 2000, total assets increased to $44.6 million while liabilities increased to $31.6 million. As described above the Exchange

     Offering increased the number of properties in which the Operating Partnership indirectly owns an equity and/or mortgage interest by adding 26 Exchange Properties. The Operating Partnership now has rental apartment assets in excess of $36.2 million, which are subject to $25.1 million in first mortgage debt.

     Partners' capital increased to $13.0 million due to the issuance in the Exchange Offering of 2,449,525 Units with an exchange value of $11.8 million less a net loss of $1,186,791 for the nine months ended September 30, 2000.

     Operations for the Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues, real estate expenses and administrative expenses all increased substantially for the nine months ended September 30, 2000 in comparison to the nine months ended September 30, 1999 due to the completion of the Exchange Offering described above and the addition of the 26 Exchange Properties and their related operating costs.

     Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended September 30, 2000 was $430,564 compared to $660,372 for the nine months ended September 30, 1999. The decrease was mainly due to increased depreciation expense, amortization expense and provision for officer's compensation offset by an increase in the net loss and equity in net loss of unconsolidated partnership for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Increases were mainly due to the completion of the Exchange Offering in April 2000.

     Net cash used by investing activities for the nine months ended September 30, 2000 was $302,043 compared to net cash used in investing activities of $932,583 for the nine months ended September 30, 1999. The decrease in cash used for 2000 was due primarily to a decrease in investments in partnerships.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $896,935 compared to $1,546,417 for the nine months ended September 30, 1999. The decrease in cash provided was due to a decrease in partners' capital contributions with the expiration of the Cash Offering in May 2000.

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

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)

     Exhibit
     Number                        Description
     -------                       -----------


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


August 27, 2001

                                   BARON CAPITAL PROPERTIES, L.P.


                                   By:  Baron Capital Trust, General Partner

                                   By:  /s/  Robert L. Astorino
                                        ---------------------------------------
                                        Robert L. Astorino
                                        Chief Executive Officer

                                   By:  /s/  Mark L. Wilson
                                        ---------------------------------------
                                        Mark L. Wilson
                                        Chief Financial Officer