Form 10QSB
period 2002-03-31
BARON CAPITAL PROPERTIES LP
filed 2002-05-15
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


      (Mark One)

         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2002


         |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        For the transition period ended __________to____________


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

               3570 U.S. Highway 98 North, Lakeland, Florida 33809

                    (Address of principal executive offices)

                                 (863) 853-2882
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  |X|    No |_|

As of the date of this Report, the Registrant has outstanding 4,059,217 units of limited partnership interest ("Operating Partnership Units" or "Units").

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

      See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              March 31,     December 31,
                                                                                2002            2001
                                                                            ------------    ------------
                                                                             (Unaudited)
                                       ASSETS
Rental Apartments:
   Land                                                                     $  4,986,900    $  4,986,900
   Rental property held for sale                                               3,144,766       3,171,564
   Depreciable property                                                       23,968,683      23,968,683
                                                                            ------------    ------------
                                                                              32,100,349      32,127,147
   Less accumulated depreciation                                               3,465,427       3,228,396
                                                                            ------------    ------------
                                                                              28,634,922      28,898,751

Cash and Cash Equivalents                                                      1,050,253       1,426,375
Restricted Cash                                                                  471,884         330,279
Receivables from Affiliates                                                    6,467,153       6,430,940
Other Property and Equipment                                                     102,840         106,321
Other Assets                                                                     745,302         875,673
                                                                            ------------    ------------
                                                                            $ 37,472,354    $ 38,068,339
                                                                            ============    ============

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                        $ 23,067,380    $ 23,161,025
   Accounts payable and accrued liabilities                                      532,205         948,224
   Notes payable                                                               1,881,490       1,852,136
   Payables to affiliates                                                      1,175,822       1,173,240
   Security deposits                                                             232,736         221,911
                                                                            ------------    ------------
         Total liabilities                                                    26,889,633      27,356,536
                                                                            ------------    ------------

Partners' Capital:
   General partner; issued and outstanding, 39,488 partnership units             (68,539)        (67,248)
   Limited partners; issued and outstanding, 4,059,217 partnership units,
      of which 757,746 units are subject to escrow restrictions               10,651,260      10,779,051
                                                                            ------------    ------------
         Total partners' capital                                              10,582,721      10,711,803
                                                                            ------------    ------------
                                                                            $ 37,472,354    $ 38,068,339
                                                                            ============    ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Quarter Ended
                                                             March 31,
                                                       2002            2001
                                                   ------------    ------------
Revenues:
   Property rental income                          $  1,362,470    $  1,569,482
   Interest and other income                            399,208         251,866
                                                   ------------    ------------
                                                      1,761,678       1,821,348

Real Estate Expenses:
   Depreciation                                         263,828         299,244
   Amortization of loan costs                            23,409          18,205
   Interest                                             464,107         522,692
   Repairs and maintenance                              224,584         165,380
   Personnel                                            178,843         208,207
   Property taxes                                       114,780         140,977
   Property insurance                                    39,285          30,155
   Utilities                                            103,430         153,459
   Other                                                 99,682          27,291
                                                   ------------    ------------
                                                      1,511,948       1,565,610

Administrative Expenses:
   Personnel, including officer's compensation          124,590         155,290
   Professional services                                 46,570          66,083
   Other                                                242,774         105,972
                                                   ------------    ------------
                                                        413,934         327,345

Loss Before Other Expenses and Extraordinary Item      (164,204)        (71,607)
                                                   ------------    ------------

Other Income (Expenses):
   Recovery of loan losses                               35,122              --
   Mortgage prepayment penalties                             --        (534,075)
   Write-off of loan costs on refinanced loans               --        (148,230)
                                                   ------------    ------------
                                                         35,122        (682,305)

Net Loss                                           $   (129,082)   $   (753,912)
                                                   ============    ============

Net Loss Per Partnership Unit - Basic and Diluted  $      (0.03)   $      (0.20)
                                                   ============    ============

Weighted Average Number of Units Outstanding          4,098,705       3,795,435
                                                   ============    ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                   2002            2001
                                                                               ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                    $   (129,082)   $   (753,912)
   Adjustments to reconcile net loss to net cash and
      cash equivalents used in operating activities:
         Depreciation                                                               263,828         307,743
         Amortization of loan costs                                                  23,409          18,205
         Recovery of loan losses                                                    (35,122)             --
         Write-off of loan costs on refinanced mortgages                                 --         148,230
         Changes in operating assets and liabilities:
            (Increase) decrease in operating assets:
               Other assets                                                         106,962         132,106
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                            (416,019)       (401,119)
               Accrued interest on related party debt                                29,354              --
               Security deposits                                                     10,825           5,970
                                                                               ------------    ------------
                  Net cash and cash equivalents used in operating activities       (145,845)       (542,777)
                                                                               ------------    ------------

Cash Flows from Investing Activities:
   Purchases of other property and equipment                                          3,481              --
   Increase in restricted cash                                                     (141,604)        (63,148)
                                                                               ------------    ------------
                  Net cash and cash equivalents used in investing activities       (138,123)        (63,148)
                                                                               ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                   --       2,166,237
   Payments on mortgages payable                                                    (93,645)       (107,799)
   Payment on notes payable                                                              --        (396,026)
   Increase in loans payable to affiliates, net                                       1,491        (587,941)
                                                                               ------------    ------------
                  Net cash and cash equivalents (used in) provided
                     by financing activities                                        (92,154)      1,074,471
                                                                               ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (376,122)        468,546

Cash and Cash Equivalents, Beginning                                              1,426,375          20,823
                                                                               ------------    ------------

Cash and Cash Equivalents, Ending                                              $  1,050,253    $    489,369
                                                                               ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                   $    464,107    $    522,692
                                                                               ============    ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The unaudited consolidated condensed balance sheet as of March 31, 2002, and the related unaudited consolidated condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the unaudited consolidated condensed statements of partners' capital for the three months ended March 31, 2002 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for the periods presented, have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

            Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Partnership's financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB.

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

            The accompanying consolidated financial statements include the accounts of the Partnership and 25 controlled limited partnerships that at March 31, 2002 had an indirect equity and/or debt interest in 27 apartment communities.

            All significant intercompany transactions and balances have been eliminated in consolidation.

            Holders of units of limited partnership interest in the Partnership ("Units") (other than the Trust) have the right to exchange all or a portion of their Units into an equivalent number of Common Shares of beneficial interest in the Trust. The Trust, as General Partner of the Partnership, is authorized to cause the Partnership to issue additional limited partnership interests in the Partnership for any purpose of the Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by Unitholders into an equivalent number of Common Shares of the Trust, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Organization (Continued)

            The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.


NOTE 2. ADOPTION OF ACCOUNTING PRONOUNCEMENTS

            In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Partnership adopted the provisions of SFAS 144 for the quarter ending March 31, 2002. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations of the Partnership.

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which replace Accounting Principles Board Opinion Nos. 16, "Business Combinations" and 17, "Intangible Assets", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. The Partnership adopted SFAS 141 and 142 on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The adoption of SFAS 141 and 142 did not have a material effect on the financial position or results of operations of the Partnership.


NOTE 3. COMMITMENTS AND CONTINGENCIES

      Contracts to Purchase Additional Properties

            In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 3. COMMITMENTS AND CONTINGENCIES (Continued

      Contracts to Purchase Additional Properties (Continued

            Officer of the Trust. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Renaissance Corporation, a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of construction of the Burgundy Hills Property is currently uncertain.

            In connection with the transaction, the Trust obtained a right of first negotiation to purchase the property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by a third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's rights is currently uncertain.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 3. COMMITMENTS AND CONTINGENCIES (Continued

      Contracts to Purchase Additional Properties (Continued

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

            The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. According to its counsel, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property and has foreclosed on the property. The Trust has not been able to verify whether Burgundy-Boone, LLC has foreclosed on the property.

            The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and the actions and intentions of Burgundy-Boone, LLC, the Trust's exposure on the guaranty is currently uncertain.

            According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower. Burgundy-Boone, LLC has completed construction on the last building in the first phase of the development.

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


NOTE 4. NET LOSS PER PARTNERSHIP UNIT

            The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

            Basic net loss per unit equals net loss divided by the weighted average units outstanding during the period. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2002 and 2001.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 4. NET LOSS PER PARTNERSHIP UNIT (Continued)

            The components used in calculating basic net loss per unit are as follows:

                                        Net           Weighted        Loss
                                        Loss        Average Units   Per Unit
For the three months ended March 31:
   2002                                $(129,082)     4,098,705     $(0.03)
                                        ========      =========      =====
   2001                                $(753,912)     3,795,435     $(0.20)
                                        ========      =========      =====


NOTE 5. CERTAIN TRANSACTIONS

            In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board has used the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.

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

      Results of Operations

      The Operating Partnership commenced operations in the first half of 1998. The Operating Partnership and its affiliate, Baron Capital Trust (the "Trust"), a Delaware business trust, constitute an affiliated real estate company which has been organized to acquire equity interests in residential apartment properties located in the United States and to provide or acquire mortgage loans secured by such types of property. The Operating Partnership conducts all of the Trust's real estate operations and holds all direct or indirect property interests acquired.

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

      As of March 31, 2002, the Trust owned 978,747 Operating Partnership Units, representing approximately 24% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust from the Operating Partnership with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

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

      In July 1998, the Operating Partnership also acquired a small minority limited partnership interest in 13 real estate limited partnerships then managed by affiliates of Gregory K. McGrath (a founder and former Chief Executive Officer of the Trust and the Operating Partnership), including certain of the Exchange Partnerships which participated in the Exchange Offering and are now controlled and managed by the Operating Partnership.

      During 1998 and 1999, the Operating Partnership also acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. As of March 31, 2002, 112 of the 168 planned residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 72 units had been rented as of March 31, 2002. The aggregate purchase price of the Operating Partnership's interest was $1,285,000, and it received an option to acquire the remaining limited partnership interests at the same price per percentage interest (for an additional option exercise price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000.

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

      In early May 2001, MarCap Corporation filed an action in the United States District Court for the Northern District of Illinois against WaKul, Inc. (a telecommunications company controlled by Mr. McGrath), Mr. McGrath, and the Alexandria Partnership, among other parties, seeking repayment of approximately $407,000 of indebtedness (plus unspecified interest, attorney's fees and collection costs) under a telecommunication equipment leasing agreement. Certain of the equipment was installed at the Alexandria Property. The Alexandria Partnership guaranteed WaKul, Inc.'s lease payments under the leasing agreement. The telecommunication equipment installed on the property is not essential to the operation of the property.

      The Alexandria Property is subject to first mortgage construction financing with a principal balance as of December 31, 2001 of approximately $8,525,000. The first mortgage is held by Fifth Third Bank. The Alexandria Partnership defaulted on the first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction contractor is also owed approximately $890,000 for construction costs, penalties and interest. Sigma Renaissance Corporation, acting as the managing general partner of the Alexandria Partnership, recently caused the partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, it is currently anticipated that the bankruptcy proceeding will be dismissed and that the lender will begin foreclosure proceedings on the property.

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

      The BankOne affiliate recently sold the two loans to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. According to its counsel, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property and has foreclosed on the property. The Trust has been unable to verify whether Burgundy-Boone, LLC has foreclosed on the property.

      The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and the actions and intentions of Burgundy-Boone, LLC, the Trust's exposure on the guaranty is currently uncertain.

      According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower. Burgundy-Boone, LLC has completed construction on the last building in the first phase of the development.

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

      Consolidated Balance Sheet as of March 31,2002 Compared to December 31,
      2001

      During the three months ended March 31, 2002, total assets decreased by $595,985 to $37,472,354 while liabilities decreased by $466,903 to $26,889,633. The decrease in assets was mainly due to a reduction in cash used to pay down the accounts payable liability. The decrease in liabilities was primarily due to that payoff of accounts payable.

      Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Revenues decreased by $59,670 from $1,821,348 for the three months ended March 31, 2001 to $1,761,678 for the three months ended March 31, 2002. Real Estate Expenses for the properties owned by the Operating Partnership decreased from $1,565,610 for the three months ended March 31, 2001 to $1,511,948 for the three months ended March 31, 2002. The decrease in Revenues is the result of the sale of Glen Lakes and the loss of income generated by that property. The reduction in Real Estate Expenses was principally due to a reduction in interest expense resulting from the refinancing activity in 2001. Administrative Expenses increased by $86,589 from $327,345 for the three months ended March 31, 2001 to $413,934 for the three months ended March 31, 2002, primarily due to expenses incurred in connection with the relocation of the corporate offices. Other Income (Expenses) for the three months ended March 31, 2002 were $35,122. This income is the result of an adjustment to recover previously recognized loan losses on mortgage notes receivable. The Operating Partnership's Net Loss for the three months ended March 31, 2002 was $129,082 compared to a loss of $753,912 for the three months ended March 31, 2001.

      Liquidity and Capital Resources

      Net Cash Used in Operating Activities decreased by $396,932 from $542,777 cash used in the three months ended March 31, 2001 to $145,845 cash used in the three months ended March 31, 2002. The decrease in Net Cash Used in Operating Activities was principally due to a decrease in the net loss for the three month period from 2001 to 2002. Net Cash Used in Investing Activities increased $74,975 from $63,148 cash used for the three months ended March 31, 2001 to $138,123 cash used for the three months ended March 31, 2002. The increase was due to an increase in restricted cash from March 31, 2001 to March 31, 2002. Cash Flow Used in Financing Activities increased by $1,166,625 from $1,074,471 cash provided in the three months ended March 31, 2001 to $92,154 cash used in the three months ended March 31, 2002. The cash proceeds of the refinancings in the first quarter of 2001 provided substantial cash from Financing Activities. There was no such activity in the first quarter of 2002 resulting in the increase in cash used.

      During the three months ended March 31, 2002, the Operating Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as net income less depreciation, amortization, and other non-operating expenses and/or income) of $123,033 versus negative Funds From Operations of $245,842 during the three months ended March 31, 2001.

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

      Management believes that the actions presently being taken by the Operating Partnership and the Trust provide the opportunity for them to improve liquidity and profitability. The completion in April 2000 of the Exchange Offering has, in the opinion of management, provided the critical mass necessary for profitable operations. The Operating Partnership and the Trust will make distributions to their Unitholders and Shareholders of net income, if any, generated from investments in property interests as cash flow allows.

      The Trust and the Operating Partnership intend to use their securities (including Common Shares and Units), proceeds from future sales of such securities, and available operating cash flow and financing from other sources to acquire interests in additional residential apartment properties or interests in other partnerships substantially all of whose assets consist of residential apartment property interests, and payment of applicable fees and expenses.

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

      The Operating Partnership and the Trust believe that known trends, events or uncertainties which will or are reasonably likely to affect their short-term and long-term liquidity and current and future prospects include the performance of the economy and the building of new apartment communities. Although the Operating Partnership and the Trust cannot reliably predict the effects of these trends, events and uncertainties on their property investments as a whole, some of the reasonably anticipated effects might include downward pressure on rental rates and occupancy levels.

      Two recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This translated into a significantly softer 2001 summer apartment rental market, particularly in Florida. Occupancies and collections have been negatively impacted for the last nine months, and management does not anticipate any improvement in the near term. The second development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

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

      Subject to the foregoing discussion, management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Operating Partnership and the Trust believe that it will be necessary to raise additional capital during the next 12 months to make acquisitions and to meet management's revenue and cash flow goals.

      As part of the ongoing operations of the Operating Partnership and the Trust, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance has materially negatively impacted the operating results of the Operating Partnership and the Trust are being evaluated for possible sale. Certain of these properties have been listed for sale. The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing of its Common Shares on a recognized securities exchange. Additional size would also give the Operating Partnership and the Trust the operating margin necessary to support their valuable management team that is believed necessary for their long-term growth.

      The Operating Partnership and the Trust expect no material change in the number of employees over the next 12 months.

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board has used the preliminary findings for discussions with the former Managing Shareholder of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. The ultimate results of the preliminary findings and discussions will be reported at such time as they become definitive.

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

May 15, 2002

                                  BARON CAPITAL PROPERTIES, L.P.

                                  By:      Baron Capital Trust, General Partner

                                  By:        /s/  Robert L. Astorino
                                             -----------------------------
                                           Robert L. Astorino
                                           Chief Executive Officer

                                  By:        /s/  Mark L. Wilson
                                             -----------------------------
                                           Mark L. Wilson
                                           Chief Financial Officer