Form 10QSB
period 2002-06-30
BARON CAPITAL PROPERTIES LP
filed 2002-08-05
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period ended ______________ to ________________

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

Yes |X| No |_|

As of the date of this Report, the Registrant has outstanding 3,683,556 units of limited partnership interest ("Operating Partnership Units" or "Units").

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                                  2002              2001
                                                                                  ----              ----
                                                                               (Unaudited)
                                      ASSETS
Rental Apartments:
   Land                                                                       $  4,986,900      $  4,986,900
   Rental property held for sale                                                 3,171,564         3,171,564
   Depreciable property                                                         23,968,683        23,968,683
                                                                              ------------      ------------
                                                                                32,127,147        32,127,147
   Less accumulated depreciation                                                 3,702,458         3,228,396
                                                                              ------------      ------------
                                                                                28,424,689        28,898,751

Cash and Cash Equivalents                                                          973,486         1,426,375
Restricted Cash                                                                    598,809           330,279
Receivables from Affiliates                                                      6,564,275         6,430,940
Other Property and Equipment                                                        99,036           106,321
Other Assets                                                                       810,917           875,673
                                                                              ------------      ------------
                                                                              $ 37,471,212      $ 38,068,339
                                                                              ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                          $ 19,896,301      $ 20,049,005
   Mortgages payable - rental property held for sale                             3,085,666         3,112,020
   Accounts payable and accrued liabilities                                        915,841           948,224
   Notes payable                                                                 1,982,159         1,852,136
   Payables to affiliates                                                        1,117,740         1,173,240
   Security deposits                                                               246,314           221,911
                                                                              ------------      ------------
         Total liabilities                                                      27,244,021        27,356,536
                                                                              ------------      ------------

Partners' Capital:
   General partner; issued and outstanding, 37,208 partnership units               (72,415)          (67,248)
   Limited partners; issued and outstanding, 3,683,556 partnership units,
     of which 378,873 units are subject to escrow restrictions                  10,299,606        10,779,051
                                                                              ------------      ------------
       Total partners' capital                                                  10,227,191        10,711,803
                                                                              ------------      ------------
                                                                              $ 37,471,212      $ 38,068,339
                                                                              ============      ============

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Six Months Ended                 Three Months Ended
                                                                     June 30,                          June 30,
                                                               2002             2001             2002             2001
                                                               ----             ----             ----             ----
Revenues:
   Property:
   Rental                                                  $ 2,720,915      $ 2,944,995      $ 1,358,445      $ 1,375,513
   Interest and other income                                   765,336          670,734          366,128          413,170
                                                           -----------      -----------      -----------      -----------
                                                             3,486,251        3,615,729        1,724,573        1,788,683
                                                           -----------      -----------      -----------      -----------

Real Estate Expenses:
   Depreciation                                                474,063          496,091          210,235          188,812
   Amortization of loan costs                                   46,817           39,086           23,408           20,882
   Interest                                                    971,267        1,015,302          507,160          469,937
   Repairs and maintenance                                     450,676          402,739          226,092          237,359
   Personnel                                                   373,712          426,997          194,869          218,790
   Property taxes                                              230,742          263,833          115,962          149,397
   Property insurance                                           78,569           65,555           39,284           35,400
   Utilities                                                   209,416          288,181          105,986          134,722
   Other                                                       171,344          126,510           71,662           97,062
                                                           -----------      -----------      -----------      -----------
                                                             3,006,606        3,124,294        1,494,658        1,552,361
                                                           -----------      -----------      -----------      -----------

Administrative Expenses:
   Personnel, including officer's compensation                 201,555          304,528           76,965          149,238
   Professional services                                       172,778           68,945          126,208            3,487
   Other                                                       527,665          245,910          284,891          139,938
                                                           -----------      -----------      -----------      -----------
                                                               901,998          619,383          488,064          292,663
                                                           -----------      -----------      -----------      -----------

Loss Before Other Expenses and Extraordinary Item             (422,353)        (127,948)        (258,149)         (56,341)
                                                           -----------      -----------      -----------      -----------

Other Expenses:
   Provision for loan losses                                    94,379               --          129,501               --
   Mortgage prepayment penalties                                    --          534,075               --               --
   Write-off of loan costs on refinanced loans                      --          148,230               --               --
   Loss on investment held for sale                                 --          210,854               --          210,854
                                                           -----------      -----------      -----------      -----------
                                                                94,379          893,159          129,501          210,854
                                                           -----------      -----------      -----------      -----------

Loss Before Extraordinary Item                                (516,732)      (1,021,107)        (387,650)        (267,195)
                                                           -----------      -----------      -----------      -----------

Extraordinary Items - Extinguishment of Debt:
   Affiliates                                                       --        1,132,009               --        1,132,009
   Former chief executive officer                                   --          111,500               --          111,500
                                                           -----------      -----------      -----------      -----------
                                                                    --        1,243,509               --        1,243,509
                                                           -----------      -----------      -----------      -----------

Net Income (Loss)                                          $  (516,732)     $   222,402      $  (387,650)     $   976,314
                                                           ===========      ===========      ===========      ===========

Income (loss) Per Partnership Unit- Basic and Diluted:
   Before Extraordinary Item                               $     (0.13)     $     (0.26)     $     (0.10)     $     (0.26)
   Extraordinary Item - Extinguishment of Debt                      --             0.32               --             0.32
                                                           -----------      -----------      -----------      -----------

Net Income (Loss) Per Partnership Unit                     $     (0.13)     $      0.06      $     (0.10)     $      0.26
                                                           ===========      ===========      ===========      ===========

Weighted Average Number of Units Outstanding                 4,060,512        3,828,714        4,021,242        3,827,414
                                                           ===========      ===========      ===========      ===========

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Six Months Ending
                                                                                                          June 30,
                                                                                                  2002             2001
                                                                                                  ----             ----
Cash Flows from Operating Activities:
   Net (loss) income                                                                           $  (516,732)     $   222,402
   Adjustments to reconcile net loss to net cash and
      cash equivalents provided by (used in) operating activities:
         Extinguishment of debt                                                                         --       (1,379,254)
         Depreciation                                                                              474,063          479,684
         Loss on sale of asset held for investment                                                      --          210,854
         Amortization of loan costs                                                                 46,817           39,086
         Provision for loan losses                                                                  94,379               --
         Write-off of loan costs on refinanced mortgages                                                --          148,230
         Changes in operating assets and liabilities:
            Increase in operating assets:
               Other assets                                                                       (209,775)         (89,584)
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                                               (263)        (480,526)
               Accrued interest on notes and affiliate payable                                      98,244               --
               Security deposits                                                                    24,403           (7,931)
                                                                                               -----------      -----------
                  Net cash and cash equivalents provided by (used in) operating activities          11,136         (857,039)
                                                                                               -----------      -----------

Cash Flows from Investing Activities:
   Proceeds from sale of investment held for sale, net                                                  --        3,424,146
   Additions to rental apartments                                                                       --          (72,195)
   Purchases of other property and equipment                                                         7,285           (4,700)
   (Increase) Decrease in restricted cash                                                         (268,529)        (192,053)
                                                                                               -----------      -----------
                  Net cash and cash equivalents (used in) provided by investing activities        (261,244)       3,155,198
                                                                                               -----------      -----------

Cash Flows from Financing Activities:
   Proceeds from mortgage refinancings                                                                  --        6,500,000
   Payments on mortgages payable                                                                  (179,060)      (7,173,805)
   Proceeds from (payments on) notes payable                                                        42,771         (507,472)
   Increase in loans payable to affiliates, net                                                    (66,492)        (871,950)
                                                                                               -----------      -----------
                  Net cash and cash equivalents used in financing activities                      (202,781)      (2,053,227)
                                                                                               -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                              (452,889)         244,932

Cash and Cash Equivalents, Beginning                                                             1,426,375           20,823
                                                                                               -----------      -----------

Cash and Cash Equivalents, Ending                                                              $   973,486      $   265,755
                                                                                               ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for mortgage and other interest                                                   $   971,267      $ 1,128,241
                                                                                               ===========      ===========

Non-Cash Investing and Financing Activities:
   Units issued to settle debt                                                                 $    32,120      $        --
                                                                                               ===========      ===========

           See notes to consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The unaudited consolidated condensed balance sheet as of June 30, 2002, and the related unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2002 and 2001, and the unaudited consolidated condensed statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

            Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Partnership's financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB.

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

            The accompanying consolidated financial statements include the accounts of the Partnership and 25 controlled limited partnerships that at June 30, 2002 had an indirect equity and/or debt interest in 27 apartment communities.

            All significant intercompany transactions and balances have been eliminated in consolidation.

            Holders of units of limited partnership interest ("Units") (other than the Trust) have the right to exchange all or a portion of their Units into an equivalent number of Common Shares of beneficial interest in the Trust. The Trust, as General Partner of the Partnership, is authorized to cause the Partnership to issue additional limited partnership interests in the Partnership for any purpose of the Partnership at any time to such persons and on such terms and conditions as may be determined by the Trust in its sole and absolute discretion. Since Units are exchangeable by Unitholders into an equivalent number of Common Shares of the Trust, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized shares of the Trust, which is 25,000,000, less shares issued by the Trust directly, excluding Common Shares issued in exchanges of Units for Common Shares.

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

NOTE 2. ADOPTION OF ACCOUNTING PRONOUNCEMENTS

            In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Partnership adopted the provisions of SFAS 144 in the first quarter ending March 31, 2002. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations of the Partnership.

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

NOTE 3. MORTGAGE PAYABLE - RENTAL PROPERTY HELD FOR SALE

            In April 2002, the Partnership ceased funding one of the partnerships whose limited partnership units it acquired as part of the April 2000 Exchange Offering. The partnership owns the Stadium Club Apartments. Since that time, the partnership has been unable to generate sufficient cash flow to make the required mortgage payments and therefore the April, May, June and July payments are currently outstanding. The partnership is currently negotiating with the first mortgage lender, and also has a potential purchaser for the Stadium Club Apartments. The mortgage is non-recourse with regard to the Partnership and the Trust. Both the property's carrying value and related first mortgage loan balance at June 30, 2002 is $1,642,000 and is included in "Rental property held for sale" and "Mortgages payable - rental property held for sale", respectively, in the accompanying consolidated condensed financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4. COMMITMENTS AND CONTINGENCIES

      Contracts to Purchase Additional Properties

            In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Operating Partnership. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Pool Management, Inc., a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (part of the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of construction of the Burgundy Hills Property, and whether it will ever be completed as planned, are uncertain.

            In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by any interested third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and if construction were completed and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's rights is currently uncertain.

            In connection with the transaction, the Trust (along with Mr. McGrath) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of June 30, 2002, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 4.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the loan.

            In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4. COMMITMENTS AND CONTINGENCIES

      Contract to Purchase Additional Properties (Continued)

            for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, has been extended on a month-to- month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and, subject to the rights of the owner of the first mortgage loan and the mezzanine loan described below, it intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan and the mezzanine loan.

            In December 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided mezzanine financing (subordinated to the first mortgage loan) in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in partnership interests in the Borrower. When the Borrower defaulted on its interest payment obligations on the loan, the BankOne affiliate filed a legal action to levy on the security interest and was awarded control of all of the equity interests in the Borrower and rental payments from the Burgundy Hills property and took over day-to-day management of the property.

            The BankOne affiliate recently sold the first mortgage loan and mezzanine loan to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property. According to its counsel, Burgundy-Boone, LLC and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills project and then sell it. They appear to have completed construction on the last building in the first phase of the development.

            The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty is currently uncertain.

            According to its principal, in December 2001, Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and had held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower.

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

NOTE 5. NET INCOME (LOSS) PER PARTNERSHIP UNIT

            The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

            Basic net income (loss) per unit equals net income (loss) divided by the weighted average units outstanding during the period. The computation of diluted net income (loss) per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the three months ended March 31, 2002 and 2001.

            The components used in calculating basic net income (loss) per unit are as follows:

                                                                                 Net
                                                      Net                       Income
                                                     Income        Weighted     (Loss)
                                                     (Loss)     Average Units  Per Unit
                                                     ------     -------------  --------
          For the three months ended June 30:
            2002                                   $(387,650)     4,021,242     $(0.10)
                                                   =========      =========     ======
            2001                                   $ 976,314      3,827,414     $ 0.26
                                                   =========      =========     ======

          For the six months ended June 30:
            2002                                   $(516,732)     4,060,512     $(0.13)
                                                   =========      =========     ======
            2001                                   $ 222,402      3,828,714     $ 0.06
                                                   =========      =========     ======

NOTE 6. SETTLEMENT AGREEMENT

            In May 2002, the Trust and the Partnership entered into a settlement agreement with Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Partnership. Pursuant to the agreement, Mr. McGrath forfeited all 378,873 Partnership Units he received in connection with the formation of the Trust and the Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties and from certain other liabilities. As a result of the agreement, the number of Partnership Units subject to escrow restrictions was reduced by 378,873 Units and Mr. McGrath has no further interest in the Trust or the Partnership.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Properties, L.P. (the "Registrant", the "Operating Partnership" or the "Partnership") and Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

      Forward-looking Statements

      This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Operating Partnership's and the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Operating Partnership's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Operating Partnership does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Operating Partnership does update one or more forward-looking statements, investors and others should not conclude that the Operating Partnership will make additional updates with respect thereto or with respect to other forward-looking statements.

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

      The Trust contributed the net cash proceeds from the sale of Common Shares in the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of units ("Units" or "Operating Partnership Units") of limited partnership interest in the Operating Partnership. As of June 30, 2002, the Trust owned 978,767 Operating Partnership Units, representing approximately 24% of the then outstanding Units. Such Units are comprised of the Units acquired by the Trust from the Operating Partnership with the net proceeds of the Cash Offering and the Units that holders of Units have elected to exchange into Common Shares in the manner described below. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership.

      The Operating Partnership has acquired all or substantially all the beneficial interests in 16 residential apartment properties, including the Heatherwood Apartments Phase I (67 studio, one bedroom and two bedroom units located in Kissimmee, Florida) in June 1998; Crystal Court Apartments Phase II (80 studio, one bedroom and two bedroom units located in Lakeland, Florida) in July 1998; Riverwalk Apartments (50 two bedroom units located in New Smyrna, Florida) in September 1998; and 13 properties acquired as part of the Exchange Offering in April 2000 (described below). In the Exchange Offering, the Operating Partnership also acquired subordinated mortgage and other debt interests in 10 properties.

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

      During 1998 and 1999, the Operating Partnership also acquired a 40% limited partnership interest in Alexandria Development, L.P. (the "Alexandria Partnership"), a Delaware limited partnership which owns Alexandria Apartments, a 168-unit residential apartment property (the "Alexandria Property") under development in Alexandria, Kentucky. As of December 31, 2001, 112 of the 168 planned residential units (approximately 67%) had been completed and were in the rent-up stage. Of the completed units, 72 units had been rented as of April 30, 2002, the last date for which the Operating Partnership has information. The aggregate purchase price of the Operating Partnership's interest was $1,285,000, and it received an option to acquire the remaining limited partnership interests at the same price per percentage interest

      (for an additional option exercise price of approximately $1,950,000). The purchase price was based on an independent appraisal of the property less all liabilities, and was approved by the Board of Trustees of the Trust. During 2000, the Operating Partnership purchased no additional units and the option expired in October 2000.

      An affiliate of Mr. McGrath previously controlled the Alexandria Partnership. It sold the 40% limited partnership interest in the Alexandria Partnership to the Operating Partnership. In September 2001, Mr. McGrath's affiliate assigned the remaining 60% limited partnership interest in the Alexandria Partnership to Sigma Pool Management, Inc. (a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust), which also became the managing general partner of the Alexandria Partnership.

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

      The Alexandria Property is subject to first mortgage construction financing with a principal balance as of December 31, 2001 of approximately $8,525,000. The first mortgage is held by Fifth Third Bank. The Alexandria Partnership defaulted on the first mortgage construction loan when it matured in December 2000, and the lender has exercised its right to accelerate payment of the loan. In December 2001, a Kentucky court appointed a receiver to manage the property. The construction contractor is also owed approximately $890,000 for construction costs, penalties and interest. Sigma Pool Management, Inc., acting as the managing general partner of the Alexandria Partnership, recently caused the partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, it is currently anticipated that the bankruptcy proceeding will be dismissed and that the lender will begin foreclosure proceedings on the property.

      In 2000, the Operating Partnership reduced to zero on its records the value of its investment in the Alexandria Partnership due to the defaults on indebtedness, recurring losses incurred by the Alexandria Property, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

      In September 1998, the Trust entered into an agreement with three real estate development companies (Brentwood at Southgate, Ltd., Burlington Residential, Ltd. and The Shoppes at Burlington, Ltd.) to acquire, at the Trust's option, two luxury residential apartment properties in the development stage upon the completion of construction. The three development companies were previously controlled by Mr. McGrath. In September 2001, Mr. McGrath assigned all of the outstanding partnership interests in the three partnerships to Sigma Pool Management, Inc. One of the residential apartment properties has been sold to a third party with the Trust's consent. The remaining residential property (the "Burgundy Hills Property"), located in Florence, Kentucky (in the Cincinnati metropolitan area), is scheduled to have a total of 396 units, comprised of one, two and three bedroom/one or two bathroom apartments. Due to events described below, the anticipated date of completion of construction of the Burgundy Hills Property, and whether it will ever be completed as planned, are uncertain.

      In connection with the transaction, the Trust obtained a right of first negotiation to purchase the Burgundy Hills Property from its owner, Burlington Residential, Ltd., upon completion and a right of first refusal to purchase the property on the same terms offered by any interested third party. The purchase price is expected to be approximately $30,000,000. It is contemplated that a significant portion of that amount would be covered by first mortgage financing. At the current time the Trust does not have adequate resources to close on the transaction even if it were interested in doing so and if construction were completed and it is uncertain whether the Trust will have adequate resources to complete the transaction upon completion of construction. In addition, as described below, because the owner of the first mortgage on the property has assumed control of the management of the Borrower and the development of the property, the exercisability of the Trust's purchase rights is currently uncertain.

      In connection with the transaction, the Trust (along with Mr. McGrath) agreed to co-guarantee long-term first mortgage construction financing provided by KeyBank National Association ("KeyBank") to Burlington Residential, Ltd. ("Borrower"), the owner of the Burgundy Hills Property. As of June 30, 2002, approximately $6,478,000 of the first mortgage loan had been drawn down. The interest rate on the first mortgage loan is KeyBank's prime rate (currently 4.75%) or the LIBOR rate plus 2%. The Trust also agreed that, if the Borrower failed to comply with the repayment and other obligations under the loan documents, KeyBank could require the Trust to buy out the bank's position on the entire amount of the construction loan.

      In September 2000, the Trust received notice from counsel to KeyBank that the Borrower had defaulted on its loan for failure to pay current interest due and meet certain equity requirements and covenants under the loan agreement, adverse changes in the financial conditions of the Borrower and the Trust, and the Trust's failure to meet certain tangible net worth tests set forth in the loan agreements. KeyBank indicated that it was exercising its right to accelerate the loan. According to Mr. McGrath, KeyBank agreed to forego further action for at least 60 days while the parties attempted to reach an arrangement. The extension expired in November 2000 and, according to Mr. McGrath, has been extended on a month-to-month basis. The Borrower paid down the outstanding accrued interest and a portion of the principal and, subject to the rights of the owner of the first mortgage loan and the mezzanine loan described below, intends to seek a new long-term construction facility with another institutional lender to replace the first mortgage loan and the mezzanine loan.

      In December 2000, an affiliate of BankOne acquired KeyBank's position in the Burgundy Hills first mortgage loan. The loan is subject to the same terms and conditions as that of the original KeyBank loan. Earlier, the BankOne affiliate had provided mezzanine financing (subordinated to the first mortgage loan) in the principal amount of $1,576,000 to the Borrower. That loan is secured by a security interest in all partnership interests in the Borrower. When the Borrower defaulted on its interest payment obligations on the loan, the BankOne affiliate filed a legal action to levy on the security interest and was awarded control of all of the equity interests in the Borrower and rental payments from the Burgundy Hills Property and took over day-to-day management of the property.

      The BankOne affiliate recently sold the first mortgage loan and mezzanine loan to Burgundy-Boone, LLC, an Illinois limited liability company, according to the latter's counsel. As a result, Burgundy-Boone, LLC has assumed control of management of the Borrower and of the development of the Burgundy Hills Property. According to its counsel, Burgundy-Boone, LLC and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills project and then sell it. They appear to have completed construction on the last building in the first phase of the development.

      The Trust, as guarantor of the first mortgage loan, currently has a contingent liability for its full outstanding amount. Due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty is currently uncertain.

      According to its principal, in December 2001 Century Construction Inc., the general contractor which performed construction services on the Burgundy Hills Property and had held a mechanic's lien on the property in the amount of approximately $1,300,000, settled its claims with Burgundy-Boone, LLC, acting on behalf of the Borrower.

      In April 2000, pursuant to a registration statement on Form S-4, the Operating Partnership completed an exchange offering (the "Exchange Offering") under which it acquired additional interests in residential apartment properties and one condominium apartment property. In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Operating Partnership Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners ("Exchange Limited Partners") in 23 limited partnerships (the "Exchange Partnerships"). The Exchange Partnerships directly or indirectly owned equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property (the "Exchange Properties") located in the southeast and mid-west United States.

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

      Following the completion of the Exchange Offering, the Exchange Partnerships continued to own the same property interests they owned prior to the offering; substantially all of the limited partnership interests in the 23 Exchange Partnerships were owned by the Operating Partnership; Mr. McGrath, for nominal consideration, assigned to the Trust all of the equity stock in 23 of the corporate general partners of the Exchange Partnerships ("Corporate General Partners"); the Corporate General Partner of each of the Exchange Partnerships assigned to the Operating Partnership all of its economic interest in the partnership; and Mr. McGrath caused each Corporate General Partner to waive its right to receive from its Exchange Partnership any ongoing fees, effective upon completion of the exchange. As a result of the foregoing, the Operating Partnership owned substantially all of the economic interest represented by the equity and debt interests owned by the Exchange Partnerships and controlled management of such partnerships.

      In April 2001, the Operating Partnership sold its equity interest in one of the Exchange Properties, Glen Lake Apartments, a 144-unit residential apartment property located in St. Petersburg, Florida. Management of the Trust determined to sell the property based on its lack of performance and its need for substantial and frequent cash infusions.

      In April 2002, the Operating Partnership ceased funding one of the Exchange Partnerships whose limited partnership units it acquired as part of the Exchange Offering. The Exchange Partnership owns Stadium Club Apartments. Since that time, the Exchange Partnership has been unable to generate sufficient cash flow to make the required mortgage payments and therefore the April, May, June and July 2002 payments are currently outstanding. The Exchange Partnership is currently negotiating with the first mortgage lender, and also has a potential purchaser for the Stadium Club Apartments. The mortgage is non-recourse with regard to the Operating Partnership and the Trust. Both the property's carrying value and related first mortgage loan balance at June 30, 2002 is $1,642,000 and is included in "Rental property held for sale" and "Mortgages payable - rental property held for sale", respectively, in the accompanying consolidated condensed financial statements.

      Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect equity interests in 15 Exchange Properties, which consist of an aggregate of 868 residential apartment units (comprised of studio, one, two, three and four-bedroom units). Certain of the Exchange Partnerships currently controlled by the Operating Partnership own direct or indirect subordinated mortgage and other debt interests in 10 Exchange Properties, which consist of an aggregate of 590 existing residential apartment units (studio and one and two bedroom units) and 152 condominium apartment units (two and three bedroom units) under development. Of the Exchange Properties in which the Operating Partnership continues to own an interest, 20 properties are located in Florida, three properties in Ohio and one property each in Georgia and Indiana.

      Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

      Revenues decreased by $129,478 from $3,615,729 for the six months ended June 30, 2001 to $3,486,251 for the six months ended June 30, 2002. The decrease in revenues is the result of the general downturn in the U.S. economy, which has translated into a softer apartment rental market, the sale of the Glen Lakes property in April 2001 and a decrease in interest income caused by a reduction of cash available for investment and interest rates. Real Estate Expenses for the properties owned by the Partnership decreased from $3,124,294 for the six months ended June 30, 2001 to $3,006,606 for the six months ended June 30, 2002. The reduction in Real Estate Expenses was principally due to a reduction in interest expense resulting from the refinancing activity in 2001 and a reduction in personnel expenses in 2002. Administrative Expenses increased by $282,615 from $619,383 for the six months ended June 30, 2001 to $901,998 for the six months ended June 30, 2002, primarily due to expenses associated with the settlement of a property lawsuit, expenses relating to the relocation of the corporate offices, and an increase in directors and officers insurance. Other Expenses for the six months ended June 30, 2002 was $94,379. This expense is the result of an adjustment in the provision for loan losses on mortgage notes receivable. The Partnership's Net Loss for the six months ended June 30, 2002 was $516,732 compared to Net Income of $222,402 for the six months ended June 30, 2001.

      Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

      Revenues decreased by $64,110 from $1,788,683 for the three months ended June 30, 2001 to $1,724,573 for the three months ended June 30, 2002. The decrease in revenues is the result of the general downturn in the U.S. economy, which has translated into a softer apartment rental market, the sale of the Glen Lakes property in April 2001 and a decrease in interest income caused by a reduction of cash available for investment and interest rates. Real Estate Expenses for the properties owned by the Partnership decreased from $1,552,361 for the three months ended June 30, 2001 to $1,494,658 for the three months ended June 30, 2002. The reduction in Real Estate

      Expenses was principally due to decreases in various operating expenses which were partially offset by adjustments to depreciation expense. Administrative Expenses increased by $195,401 from $292,663 for the three months ended June 30, 2001 to $488,064 for the six months ended June 30, 2002, primarily due to expenses associated with the settlement of a property lawsuit, expenses relating to the relocation of the corporate offices, and an increase in directors and officers insurance. Other Expenses for the three months ended June 30, 2002 was $129,501. This expense is the result of an adjustment in the provision for loan losses on mortgage notes receivable. The Partnership's Net Loss for the three months ended June 30, 2002 was $387,650 compared to Net Income of $976,314 for the three months ended June 30, 2001.

      Liquidity and Capital Resources

      Net Cash Used in Operating Activities decreased by $868,175 from $857,039 cash used in the six months ended June 30, 2001 to $11,136 cash provided in the six months ended June 30, 2002. The decrease in Net Cash Used in Operating Activities was principally due to the recognition of extinguishment of debt associated with the Glen Lakes sale in 2001. Net Cash Used in Investing Activities decreased $3,416,442 from $3,155,198 cash provided for the six months ended June 30, 2001 to $261,244 cash used for the six months ended June 30, 2002. The decrease was principally due to the recognition of cash proceeds associated with the sale of Glen Lakes in 2001. Net Cash Used in Financing Activities decreased by $1,850,446 from $2,053,227 cash used in the six months ended June 30, 2001 to $202,781 cash used in the six months ended June 30, 2002. The cash proceeds of the refinancings in the first half of 2001 provided substantial cash from Financing Activities, allowing for the repayment of significant mortgage obligations and notes payable. There was no such activity in the first half of 2002, resulting in the decrease in cash used.

      During the first six months of 2002, the Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as net income less depreciation, amortization, and other non-operating expenses and/or income) of approximately $100,000 versus Funds From Operations of approximately $760,000 during the first six months of 2001. The 2001 Funds From Operations were positively impacted by the sale of the Glen Lakes property. There were no such sales in 2002.

      In September 2000, following a change in executive leadership of the Operating Partnership and the Trust (collectively, the "Company"), management offered a plan to reduce negative cash flow and increase profitability. That plan encompassed six strategies and was successfully executed over the next nine months. In implementing these strategies, management undertook the following actions:

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

      In December 2001, management proposed a 12-month operating plan for the year 2002 which, when implemented, would optimize cash from operations, reposition certain assets in the inventory of the Company, consolidate the Company's operations in central Florida, and reorganize corporate staffing along a more efficient structural line. That plan was adopted by the Board of Trustees of the Trust and has been effectively and successfully carried out during the first two quarters of 2002. Financial targets identified in the plan have been achieved through the second quarter of 2002. Management believes that these actions presently being taken by the Operating Partnership and the Trust provide the long-term opportunity to improve their profitability and liquidity.

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

      The operating results of the Operating Partnership and the Trust will depend primarily upon income from the residential apartment properties in which they directly or indirectly own or acquire an equity or debt interest. Operating results in respect of equity interests will be substantially influenced by the demand for and supply of residential apartment units in their primary market and sub-markets, and operating expense levels. Operating results from mortgage and other debt interests will depend upon interest income, including, in certain cases, participation interest, whose payment will depend upon the operating performance, sale or refinancing of the underlying properties. The operating results of the Operating Partnership and the

      Trust will also depend upon the pace and price at which they can acquire and improve additional property interests.

      The target metropolitan markets and sub-markets initially benefited from demographic trends (including population and job growth) which increase the demand for residential apartment units, while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels significantly below construction activity in prior years. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for residential apartment properties have generally held at approximately the rate of inflation for the past three years. Changes in interest rates are not expected to materially impact operations, because the majority of the real estate mortgages have fixed interest rates, as do all of the inter-company loans.

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

      Three recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This translated into a significantly softer 2001 summer apartment rental market, particularly in Florida. Occupancies and collections have been negatively impacted for the last 12 months, and management does not anticipate any improvement in the near term. The second development is the increasing lack of confidence of investors in the public securities markets due to recent well-publicized events at Enron Corp., Arthur Andersen, Adelphia Communications, Global Crossing, Tyco International, ltd., and WorldCom Inc. This development will hamper, for the foreseeable future, companies' access to the public markets and financial institutions for capital. The third development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

      Consistent with the philosophy of the new Chief Executive Officer of the Trust and the Operating Partnership, a series of informal communications to registered Shareholders of the Trust and Unit holders of the Operating Partnership was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002.

      Generally, there are no seasonal aspects of the operations of the Operating Partnership or the Trust that might have a material effect on their financial conditions or results of operation. However, for the last 36 months, one 60-unit student housing property controlled by the Operating Partnership has had an average occupancy rate of 55% for nine months of the year and 30% for the remaining three months of the year.

      Subject to the foregoing discussion, management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the foreseeable future. However, management of the Trust believes that it will be necessary to raise additional capital during the next 12 months to make acquisitions necessary to increase the Trust's size and cash flow, and position it for possible public listing.

      As part of the ongoing operations of the Trust and Operating Partnership, management is reviewing the entire portfolio of properties to determine the potential for restructuring or refinancing various first mortgage loans. Additionally, properties whose recent performance materially negatively impacts their operating results are being evaluated for possible sale. Certain properties have already been listed for sale. The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing of its Common Shares on a recognized securities exchange. Additional size is desirable to give the Operating Partnership and the Trust the operating margin necessary to support the professional management team necessary for ensuring an optimum level of performance.

      The Trust and the Operating Partnership expect no material change in the number of employees over the next 12 months now that the consolidation of their corporate offices in Florida has been accomplished.

      In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by prior management involved improper conduct. The Board has used the preliminary findings for discussions with former management of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith. In May 2002, the Trust and the Operating Partnership entered into a settlement agreement with Gregory K. McGrath, a founder and former Chief Executive Officer of the Trust and the Operating Partnership. Pursuant to the agreement, Mr. McGrath forfeited all 378,873 Operating Partnership Units he received in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties and from certain other liabilities. As a result of the agreement, Mr. McGrath has no further interest in the Trust or the Operating Partnership.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      During the second quarter of 2002, the Trust obtained a judgment against several companies affiliated with Gregory K. McGrath, one of the founders of the Trust and the Operating Partnership and their respective former Chief Executive Officer. The judgment was for approximately $50,000 and has been placed with a collections attorney for satisfaction.

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

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Operating Partnership in the second quarter of 2002.

      In April 2002, the Operating Partnership ceased funding one of the Exchange Partnerships whose limited partnership units it acquired as part of the Exchange Offering. The Exchange Partnership owns Stadium Club Apartments. Since that time, the Exchange Partnership has been unable to generate sufficient cash flow to make the required mortgage payments and therefore the April, May, June and July 2002 payments are currently outstanding. The Exchange Partnership is currently negotiating with the first mortgage lender, and also has a potential purchaser for the Stadium Club Apartments. The mortgage is non-recourse with regard to the Operating Partnership and the Trust. Both the property's carrying value and related first mortgage loan balance at June 30, 2002 is $1,642,000 and is included in "Rental property held for sale" and "Mortgages payable - rental property held for sale", respectively, in the accompanying consolidated condensed financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

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

      (b) The Registrant did not file any Current Reports on Form 8-K during the second quarter of 2002.

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2, 2002

                                        BARON CAPITAL PROPERTIES, L.P.

                                        By: Baron Capital Trust, General Partner

                                        By: /s/ Robert L. Astorino
                                            ------------------------------------
                                            Robert L. Astorino
                                            Chief Executive Officer


                                        By: /s/ Mark L. Wilson
                                            ------------------------------------
                                            Mark L. Wilson
                                            Chief Financial Officer