Form 10QSB
period 2002-09-30
BARON CAPITAL PROPERTIES LP
filed 2002-11-19
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes |X|   No |_|

As of the date of this Report, the Registrant has outstanding 3,306,723 units of limited partnership interest ("Operating Partnership Units" or "Units").

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              September 30,     December 31,
                                                                                   2002             2001
                                                                                   ----             ----
                                                                               (Unaudited)
                                      ASSETS
                                      ------
Rental Apartments:
 Land                                                                         $  4,986,900      $  4,986,900
 Rental property held for sale                                                   1,529,564         3,171,564
 Depreciable property                                                           24,055,138        23,968,683
                                                                              ------------      ------------
                                                                                30,571,602        32,127,147
 Less accumulated depreciation                                                   4,059,163         3,228,396
                                                                              ------------      ------------
                                                                                26,512,439        28,898,751

Cash and Cash Equivalents                                                          989,637         1,426,375
Restricted Cash                                                                    658,243           330,279
Receivables from Affiliates                                                      6,647,765         6,430,940
Other Property and Equipment                                                        34,513           106,321
Other Assets                                                                       716,473           875,673
                                                                              ------------      ------------
                                                                              $ 35,559,070      $ 38,068,339
                                                                              ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------
Liabilities:
  Mortgages payable                                                           $ 19,823,498      $ 20,049,005
  Mortgages payable - rental property held for sale                              1,455,201         3,112,020
  Accounts payable and accrued liabilities                                         883,763           948,224
  Notes payable                                                                  2,068,366         1,852,136
  Payables to affiliates                                                         1,144,569         1,173,240
  Security deposits                                                                247,958           221,911
                                                                              ------------      ------------
     Total liabilities                                                          25,623,355        27,356,536
                                                                              ------------      ------------

Partners' Capital:
  General partner; issued and outstanding, 33,381 and 41,002 units                (122,575)          (67,248)
  Limited partners; issued and outstanding, 3,306,723 and 4,059,217 units       10,058,290        10,779,051
                                                                              ------------      ------------
     Total partners' capital                                                     9,935,715        10,711,803
                                                                              ------------      ------------
                                                                              $ 35,559,070      $ 38,068,339
                                                                              ============      ============

                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Nine Months Ended                Three Months Ended
                                                              September 30,                     September 30,
                                                          2002             2001             2002             2001
                                                          ----             ----             ----             ----
Revenues:
 Property:
  Rental                                              $ 4,068,791      $ 4,234,132      $ 1,347,876      $ 1,289,137
 Interest and other income                                791,887        1,086,763          273,368          416,029
                                                      -----------      -----------      -----------      -----------
                                                        4,860,678        5,320,895        1,621,244        1,705,166
                                                      -----------      -----------      -----------      -----------

Real Estate Expenses:
 Depreciation                                             800,528          853,972          326,465          357,881
 Amortization of loan costs                                61,184           69,753           14,367           30,667
 Interest                                               1,415,651        1,344,748          444,384          329,446
 Repairs and maintenance                                  708,179          827,543          257,503          424,804
 Personnel                                                562,501          614,089          188,789          187,092
 Property taxes                                           346,551          381,152          115,809          117,319
 Property insurance                                       116,854           96,498           38,285           30,943
 Utilities                                                316,197          409,509          106,781          121,328
 Other                                                    368,321          321,142          196,977          194,632
                                                      -----------      -----------      -----------      -----------
                                                        4,695,966        4,918,406        1,689,360        1,794,112
                                                      -----------      -----------      -----------      -----------

Administrative Expenses:
 Personnel, including officer's compensation              298,977          438,381           97,422          133,852
 Professional services                                    218,527           59,931           45,749           (9,014)
 Other                                                    471,413          401,809          171,248          155,899
                                                      -----------      -----------      -----------      -----------
                                                          988,917          900,121          314,419          280,737
                                                      -----------      -----------      -----------      -----------

Loss Before Other Expenses and Extraordinary Item        (824,205)        (497,632)        (382,535)        (369,683)
                                                      -----------      -----------      -----------      -----------

Other (Income) Expenses:
 Income from loan discount repayment                           --         (400,881)              --         (400,881)
 Provision (recovery) for loan losses                      39,996         (465,514)         (54,383)        (465,514)
 Mortgage prepayment penalties                                 --          827,013               --          292,938
 Write-off of loan costs on refinanced loans                   --          176,769               --           28,539
(Gain) / Loss on investment held for sale                 (19,571)         210,854          (19,571)              --
                                                      -----------      -----------      -----------      -----------
                                                           20,425          348,241          (73,954)        (544,918)
                                                      -----------      -----------      -----------      -----------

Income (Loss) Before Extraordinary Item                  (844,630)        (845,873)        (308,581)         175,235
                                                      -----------      -----------      -----------      -----------

Extraordinary Items - Extinguishment of Debt:
 Non-affiliates                                           136,422               --          136,422               --
 Affiliates                                                    --        1,267,755               --          135,746
 Former chief executive officer                                --          111,500               --               --
                                                      -----------      -----------      -----------      -----------
                                                          136,422        1,379,255          136,422          135,746
                                                      -----------      -----------      -----------      -----------

Net Income (Loss)                                     $  (708,208)     $   533,382      $  (172,159)     $   310,980
                                                      ===========      ===========      ===========      -----------

Net Income (Loss) per Partnership unit:
 Extraordinary Item                                   $     (0.23)     $     (0.21)     $     (0.09)     $      0.04
 Extinguishment of Debt                                      0.04             0.34             0.04             0.04
                                                      -----------      -----------      -----------      -----------

 Net Income (Loss)                                    $     (0.19)     $      0.13      $     (0.05)     $      0.08
                                                      ===========      ===========      ===========      ===========

Weighted Average Number of Units Outstanding            3,811,442        4,034,217        3,554,372        4,034,217
                                                      ===========      ===========      ===========      ===========


                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        2002             2001
                                                                                        ----             ----
Cash Flows from Operating Activities:
 Net (Loss) Income                                                                  $  (708,208)     $   533,382
 Adjustments to reconcile net (loss) income to net cash and
  cash equivalents provided by (used in) operating activities:
    Gain on extinguishment of debt                                                     (136,422)      (1,483,974)
    Depreciation                                                                        816,120          853,972
    Write-off of related party notes receivable                                              --         (465,514)
    (Gain) Loss on sale of asset held for investment                                    (19,571)         210,854
    Amortization of loan costs                                                           61,184           69,753
    Provision for loan losses                                                            39,996               --
    Write-off of loan costs on refinanced mortgages                                          --          176,769
    Changes in operating assets and liabilities:
     Increase in operating assets:
       Other assets                                                                     (75,941)         (89,253)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                        (155,257)        (562,617)
       Security deposits                                                                 26,047           16,942
       Accrued interest payable, affiliates                                             178,955               --
                                                                                    -----------      -----------
          Net cash and cash equivalents provided by (used in) operating
            activities                                                                   26,903         (739,685)
                                                                                    -----------      -----------

Cash Flows from Investing Activities:
 Proceeds from sale of investment held for sale                                       1,400,000        3,424,146
 Additions to rental apartments                                                              --         (119,629)
 Other                                                                                       --            3,943
 Increase in restricted cash                                                           (327,964)        (251,431)
                                                                                    -----------      -----------
          Net cash and cash equivalents provided by investing activities              1,072,036        3,057,029
                                                                                    -----------      -----------

Cash Flows from Financing Activities:
 Proceeds from mortgage refinancings                                                         --        8,095,000
 Payments on mortgages payable                                                       (1,664,162)      (8,400,007)
 Proceeds from (payments on) notes payable                                              216,230         (342,974)
 Decrease in loans payable to affiliates, net                                           (87,745)        (127,540)
                                                                                    -----------      -----------
          Net cash and cash equivalents used in financing activities                 (1,535,677)        (775,521)
                                                                                    -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (436,738)       1,541,823

Cash and Cash Equivalents, Beginning                                                  1,426,375           20,823
                                                                                    -----------      -----------

Cash and Cash Equivalents, Ending                                                   $   989,637      $ 1,562,646
                                                                                    ===========      ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for mortgage and other interest                                          $ 1,415,651      $ 1,344,748
                                                                                    ===========      ===========

Noncash financing activities:
 Units issued to settle debt                                                        $    32,120      $        --
                                                                                    ===========      ===========
 Surrender of escrowed limited partnership units                                    $  (100,000)     $        --
                                                                                    ===========      ===========


                 See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

          The unaudited consolidated condensed balance sheet as of September 30, 2002, and the related unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, and the unaudited consolidated condensed statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

     Organization

          Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership, is the operating partner of Baron Capital Trust (the "Trust"), a Delaware business trust. The Trust owns all of the outstanding stock of BARCAP Realty Services Group, Inc., the Trust's Taxable REIT Subsidiary (the "TRS"). (The Partnership, the Trust and the TRS are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets. As its general partner, the Trust controls the operations of the Partnership. The Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. The TRS manages residential apartment properties for third party owners and shares space with the Partnership.

          The Trust also owns the largest limited partnership interest in the Partnership. As of September 30, 2002, the Trust owned 978,767 units of limited partnership interest ("Units") in the Partnership (or approximately 23% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Partnership with the net proceeds from the Trust's Cash Offering completed in May 2000 and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Partnership's Exchange Offering in April 2000. Limited partners of the Partnership (other than the Trust) hold Units that are convertible by them into Trust Shares on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Partnership. The Trust, which like the Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

          The Trust, as general partner of the Partnership, is authorized to cause the Partnership to issue additional limited partnership interests in the Partnership for any purpose of the Partnership at

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization (cont'd)

          any time to such persons and on such terms and conditions as the Trust may determine in its sole and absolute discretion. Since Units are exchangeable by Unitholders into an equivalent number of Trust Shares, the maximum number of Units that may be issued by the Partnership is limited to the number of authorized Trust Shares, which is 25,000,000, less Trust Shares issued by the Trust directly, excluding Trust Shares issued in exchanges of Units for Trust Shares.

          The accompanying consolidated financial statements include the accounts of the Partnership and 25 controlled limited partnerships that at September 30, 2002 had an indirect equity and/or debt interest in 26 apartment communities.

          All significant intercompany transactions and balances have been eliminated in consolidation.

          The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Partnership as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Partnership believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Partnership. Those provisions effective for financial statements issued on or after May 15, 2002 were adopted by the Partnership and had no significant impact on the Partnership.

          In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective January 1, 2003. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

NOTE 3. SALE OF PROPERTY

          On August 14, 2002, the Board of Trustees of the Trust agreed to sell Stadium Club Apartments (Stadium Club), a 223-unit student housing development located in Statesboro, Georgia, for $1,400,000 plus payment by the purchaser of approximately $221,000 in real estate brokerage fees and other expenses of the Partnership. The decision to sell Stadium Club was based on the property's lack of performance, its saturated market and its continuing need for cash to operate. On September 30, 2002, the Partnership consummated the sale of Stadium Club resulting in a gain on the sale of $19,571.

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3. SALE OF PROPERTY (cont'd)

          The results of operations of Stadium Club for the nine months ended September 30, 2002 were as follows:

          Rental and other income                 $ 195,610
            Expenses                                317,075
                                                  ---------
             Net Loss                             $(121,465)
                                                  =========

          In connection with the sale, various notes to non-affiliated parties were extinguished resulting in an extraordinary gain of $136,422.

NOTE 4. COMMITMENTS AND CONTINGENCIES

          In 1998, former management caused the Trust to co-guarantee (together with Gregory K. McGrath, a founder and the former Chief Executive Officer of the Partnership and the Trust) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000.

          Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the property, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

          According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

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

                         BARON CAPITAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5. NET INCOME (LOSS) PER PARTNERSHIP UNIT (cont'd)

          Basic net income (loss) per unit equals net income (loss) divided by the weighted average units outstanding during the period. The computation of diluted net income (loss) per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the three and nine months ended September 30, 2002 and 2001.

          The components used in calculating basic net income (loss) per unit are as follows:

                                                                                    Net
                                                          Net                      Income
                                                        Income       Weighted      (Loss)
                                                        (Loss)     Average Units  Per Unit
                                                        ------     -------------  --------

          For the three months ended September 30:
            2002                                      $(172,159)     3,554,372     $(0.05)
                                                      =========      =========     ======
            2001                                      $ 310,980      4,034,217     $ 0.08
                                                      =========      =========     ======

          For the nine months ended September 30:

            2002                                      $(708,208)     3,811,442     $(0.19)
                                                      =========      =========     ======
            2001                                      $ 533,382      4,034,217     $ 0.13
                                                      =========      =========     ======

NOTE 6. SETTLEMENT AGREEMENTS

          In the second and third quarters of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory
          K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and agreed to place in escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Units realized an appreciation in net book value per unit of approximately 23%.

Item 2. Management's Discussion and Analysis or Plan of Operation

          The following discussion should be read in conjunction with the Consolidated Financial Statements of Baron Capital Properties, L.P. (the "Registrant", the "Operating Partnership" or the "Partnership") and Notes thereto. (See ITEM 1 - FINANCIAL STATEMENTS.)

          Forward-looking Statements

          This Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain certain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Operating Partnership's and the Trust's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in the Management's Discussion and Analysis or Plan of Operation section of this Report, as well as those discussed elsewhere in this Report and from time to time in the Operating Partnership's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Operating Partnership does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Operating Partnership does update one or more forward-looking statements, investors and others should not conclude that the Operating Partnership will make additional updates with respect thereto or with respect to other forward-looking statements.

          Operating Results

          Background Information

          Baron Capital Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, and its general partner, Baron Capital Trust (the "Trust"), a Delaware business trust, began operations in 1998. (The Trust, the Operating Partnership, and BARCAP Realty Services Group, Inc., the Trust's Taxable REIT Subsidiary ("TRS"), are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby seek to maximize current and long-term income and the value of its assets. As its general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired.

          The TRS manages residential apartment properties for third party owners, and shares personnel and space with the Operating Partnership.

          The Trust also owns the largest limited partnership interest in the Operating Partnership. As of November 11, 2002, the Trust owned 978,767 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 23% of the then outstanding Units). Such Units represent Units acquired by the Trust from the Operating Partnership with the net proceeds from the Trust's Cash Offering (described below) and Units assigned to the Trust by holders of Units who have elected to convert their Units into common shares of beneficial interest ("Trust Shares") in the Trust since the completion of the Operating Partnership's Exchange Offering (described below). Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into Trust Shares on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

          The Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owns equity interests in 16 properties or phases of properties, consisting of 925 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owns subordinated mortgage and other debt interests in nine properties or phases of properties consisting of 559 existing residential apartment units (studio and one and two bedroom units). Twenty-two properties or phases of properties are located in Florida, two properties are located in Ohio and one property is located in Indiana.

          The Operating Partnership acquired equity interests in four properties with the net cash proceeds from the Trust's sale of 702,076 Trust Shares in a registered public offering (the "Cash Offering") completed in May 2000. The Trust contributed the net cash proceeds from the Cash Offering ($5,467,858) to the Operating Partnership in exchange for an equivalent number of Units (702,076).

          In April 2000, the Operating Partnership acquired its remaining equity and debt property interests in its registered exchange offering (the "Exchange Offering"). In the Exchange Offering, the Operating Partnership issued 2,449,492 registered Units in exchange for substantially all outstanding units of limited partnership interest owned by individual limited partners in 23 limited partnerships. The partnerships directly or indirectly owned separate equity and/or debt interests in one or more of 25 residential apartment properties and one condominium apartment property.

          Initiatives of New Management

          In the second half of 2000, the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties. So far in 2002, the Company has achieved the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. Management has also implemented several cost saving measures, including the consolidation of its principal offices to Lakeland, Florida and the sale or refinancing of certain of its properties.

          In the first three quarters of 2001, new management refinanced four well performing properties that had small loans in relation to their value. The refinancings generated approximately $1,875,000 of cash for the Operating Partnership, were completed at interest rates lower than the prior interest rates, and permitted the Company to pay down accounts payable, including those owed to professionals for services performed in connection with the Exchange Offering, and set up a reserve.

          As part of the Company's ongoing operations, management identified three properties whose recent performance negatively impacted operating results and it recommended the immediate disposition of these properties. Accordingly, in April 2001 and September 2002, the Operating Partnership sold its interests in two properties (Glen Lakes, a 144-unit residential apartment property located in St. Petersburg, Florida, and Stadium Club, a 223-unit student apartment property located in Statesboro, Georgia). The Operating Partnership sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. The Company has recently received an offer to purchase the third property (Steeplechase) and is in negotiations with the potential buyer and the first mortgage lender.

          The Trust is also in discussions with other apartment owners, and is exploring business combinations that will bring it economies of scale and the size it needs for listing the Trust Shares on a recognized securities exchange. Additional size is also desirable to give the Operating Partnership and the Trust the operating margin necessary to support the professional management team necessary for ensuring an optimum level of performance.

          The Operating Partnership has also initiated billing tenants for their water used at several locations and intends to continue implementation of the strategy at other properties as the markets permit.

          As a result of the proven success of the Company's field management team and the Company's investment in state-of-the-art accounting software, the Trust's Taxable REIT Subsidiary has been successful in attracting and retaining a variety of fee management business from four outside property owners that control 1,263 apartment units, and the growth of the outside management business remains an objective for the rest of 2002.

          In October 2002, the Trustees of the Trust, together with management, adopted a strategy for the year ahead which includes:

          o    sustaining the level of financial performance achieved in 2002,

          o building a climate of trust with Trust shareholders and Operating Partnership unitholders, and

          o evaluating the current asset base to determine opportunities for additional value through property modernization.

          Management believes that the actions presently being taken provide the long-term opportunity to improve the Company's profitability and liquidity. Consistent with the philosophy of the Company's Chief Executive Officer, a series of informal communications to registered Shareholders of the Trust and Unit holders of the Operating Partnership was begun in late 2000. The favorable response generated by these communications has resulted in management organizing a regular quarterly informal communication beginning in the second quarter of 2002.

          Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

          Rental revenues decreased by $165,341 from $4,234,132 for the nine months ended September 30, 2001 to $4,068,791 for the nine months ended September 30, 2002. The decrease in rental revenues was the result of the general downturn in the U.S. economy, which has translated into a softer apartment rental market, and the sale of the Glen Lakes property in April 2001. Interest and other income decreased by $294,876 from $1,086,763 for the nine months ended September 30, 2001 to $791,887 for the nine months ended September 30, 2002. The decrease was primarily due to the pay down of notes receivable owed to the Partnership by properties which were refinanced in 2001. Real Estate Expenses for the properties owned by the Partnership decreased by $222,440 from $4,918,406 for the nine months ended September 30, 2001 to $4,695,966 for the nine months ended September 30, 2002. The reduction in Real Estate Expenses was principally due to termination of the Glen Lakes property expenses upon the sale of the property, offset by increased interest expense occasioned by the higher level of first mortgages on the properties refinanced in 2001. Administrative Expenses increased by $88,796 from $900,121 for the nine months ended September 30, 2001 to $988,917 for the nine months ended September 30, 2002, primarily due to the credits and adjustments made in Professional services in the nine months ended September 30, 2001. Other Expenses for the nine months ended September 30, 2002 were $20,425. This expense is the result of an adjustment in the provision for loan losses on mortgage notes receivable offset by a gain of $19,571 from the sale of the Stadium Club apartments. The Partnership's Net Loss for the nine months ended September 30, 2002 was $708,208 compared to Net Income of $533,382 for the nine months ended September 30, 2001. The difference is primarily attributable to the $1,379,255 extinguishment of debt in 2001, related primarily to the sale of the Glen Lakes property.

          Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

          Rental revenues increased by $58,739 from $1,289,137 for the three months ended September 30, 2001 to $1,347,876 for the three months ended September 30, 2002. The increase in rental revenues was primarily the result of rent increases. Interest and other income decreased by $142,661 from $416,029 for the three months ended September 30, 2001 to $273,368 for the three months ended September 30, 2002, due primarily to the pay down of notes receivable owed to the Partnership by properties which were refinanced in 2001. Real Estate Expenses for the properties owned by the Partnership decreased by $104,752 from $1,794,112 for the three months ended September 30, 2001 to $1,689,360 for the three months ended September 30, 2002. The reduction in Real Estate Expenses was principally due to a decrease in required repairs and maintenance. Administrative Expenses increased by $33,682 from $280,737 for the three months ended September 30, 2001 to $314,419 for the three months ended September 30, 2002, primarily due to decreased personnel expenses, offset by increased professional services and other administrative expenses. Professional expenses in the three months ended September 30, 2001 had a credit balance due to adjustments reducing expenses booked in earlier periods. Other income for the three months ended September 30, 2002 decreased by $470,964 from $544,918 to $73,954. The decrease was primarily due to income in 2001 related to the mortgage refinancings, and recovery in 2001 of provision for loan losses on mortgage notes receivable. The Partnership's Net Loss for the three months ended September 30, 2002 was $172,159 compared to Net Income of $310,980 for the three months ended September 30, 2001.

          Liquidity and Capital Resources

          Net Cash Provided by Operating Activities increased by $766,588 from $739,685 cash used in the nine months ended September 30, 2001 to $26,903 cash provided in the nine months ended September 30, 2002. The decrease in Net Cash Used in Operating Activities was principally due to the recognition of extinguishment of debt associated with the Glen Lakes sale in 2001, and the $562,617 reduction in accounts payable in 2001. Net Cash Provided by Investing Activities decreased $1,984,993 from $3,057,029 cash provided in the nine months ended September 30, 2001 to $1,072,036 cash provided in the nine months ended September 30, 2002. The decrease was principally due to the recognition of cash proceeds associated with the sale of Glen Lakes in 2001 compared to recognition of cash proceeds associated with the sale of Stadium Club Apartments in 2002. Net Cash Used in Financing Activities increased by $760,156 from $775,521 cash used in the nine months ended September 30, 2001 to $1,535,677 cash used in the nine months ended September 30, 2002. The increase was primarily due to the proceeds recorded from mortgage refinancings in 2001.

          During the first nine months of 2002, the Partnership generated Funds From Operations (Funds from Operations is a measure of profitability in the REIT industry, which is measured as Income (Loss) Before Other Expenses and Extraordinary Item less Depreciation and Amortization of loan costs) of approximately $37,507 compared to Funds From

          Operations of approximately $426,093 during the first nine months of 2001. The $388,586 decrease is primarily due to the reduction of accrued Interest and other income, stemming from the refinancing of properties in 2001 which reduced the amounts owed to the Partnership.

          Other Developments

          In 2000, the Operating Partnership wrote off its $1,285,000 investment in a 40% equity interest in Alexandria Development, L.P. (the "Alexandria Partnership"), the owner of the Alexandria Property, due to the defaults on indebtedness, recurring losses incurred by the property, contingent liabilities under an equipment lease, a partners' deficiency, and an updated appraisal that valued the property at an amount less than the total liabilities owed.

          The Operating Partnership originally acquired its interest in the Alexandria Partnership from an affiliate of Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Operating Partnership. In September 2001, Mr. McGrath caused his affiliates to assign the remaining 60% limited partnership interest in the Alexandria Partnership and certain other property interests to Sigma Renaissance Corporation ("Sigma"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust. Sigma also became the managing general partner of the Alexandria Partnership and other partnerships owning the assigned properties.

          Sigma recently caused the Alexandria Partnership to file for bankruptcy protection. The lender, however, was successful in lifting the automatic stay in the bankruptcy proceeding. As a result, in the second quarter of 2002, the bankruptcy proceeding was dismissed and the lender foreclosed on the property and sold it.

          In 1998, former management caused the Trust to co-guarantee (together with Mr. McGrath) a first mortgage construction loan secured by a residential apartment property referred to as Burgundy Hills Apartments under development in Florence, Kentucky (Cincinnati metropolitan area). The Trust, as guarantor, may have a contingent liability for the full outstanding amount of the loan, which as of October 1, 2001 was $6,478,000.

          Burlington Residential, Ltd., the owner of the Burgundy Hills Apartments project (the "Borrower"), defaulted on the first mortgage loan and a separate subordinated mezzanine loan secured by all equity interests in the Borrower. The owner of the mezzanine loan filed a legal action to levy on the security interest, was awarded control of all equity interests in the Borrower and rental payments from the Pproperty, and took over day-to-day management and development of the property. It also later acquired the first mortgage loan from the original lender.

          According to its counsel, the current owner of the loans, Burgundy-Boone, LLC, an Illinois limited liability company, and its construction partner, Wallick Management Company (a construction and property management firm in Central Ohio), intend to complete construction of the Burgundy Hills Apartments project and then sell it. They appear to have completed construction on the last building in the first phase of the development and have listed the property for sale.

          Due to the uncertainty as to the status of the first mortgage loan and mezzanine loan and as to the actions and intentions of Burgundy-Boone, LLC, and due to the Trust's inability to verify all information it has received from other parties, the Trust's exposure on the guaranty is currently uncertain.

          In February 2002, the Board of Trustees of the Trust received the preliminary findings of a report prepared by an independent auditing firm in which the firm opined that certain transactions of the Trust and the Operating Partnership (including the Alexandria and Riverwalk property investments) entered into by former management involved improper conduct. The Board has used the preliminary findings for discussions with former management of the Trust concerning the transactions and to investigate the rights and obligations of the Trust and the Operating Partnership in connection therewith.

          In the second and third quarters of 2002, the Trust and the Operating Partnership entered into separate settlement agreements with Gregory
          K. McGrath and Robert S. Geiger, the founders and former Chief Executive Officer and Chief Operating Officer of the Trust and the Operating Partnership, respectively. Pursuant to the agreements, each of them forfeited all 378,873 Operating Partnership Units he acquired and agreed to place in escrow in connection with the formation of the Trust and the Operating Partnership, in exchange for a limited release from liability in connection with the acquisition and operation of the Alexandria and Riverwalk properties (and, in the case of Mr. McGrath, from an additional immaterial liability). The terms of the settlement agreements are subject to confidentiality agreements, but management believes the terms to be of substantial benefit to the Company. As a result of the agreements, neither Mr. McGrath nor Mr. Geiger has any further interest in either the Trust or the Operating Partnership. In addition, because the settlements reduced the number of Units outstanding by a total of 757,746 Units, current holders of Units realized an appreciation of net book value per unit of approximately 23%.

          In light of the foregoing, the Company is also reviewing its accounting records to ascertain whether certain expenses charged by Mr. McGrath and Mr. Geiger to the Company during their tenure were incurred by them in connection with the performance of their duties to the Company and thus properly reimbursed. If management determines that any expenses were improperly reimbursed, the Company will seek repayment from the respective party.

          Economic Concerns

          Four recent developments could have a material impact on the performance of the Trust and the Operating Partnership. First is the general downturn in the U.S. economy due in large part to the collapse of the technological sector. This has translated into a significantly softer summer apartment rental market, particularly in Florida. Occupancies and collections have been impacted for the last 12 months, and management does not anticipate any improvement in the near term.

          The second development is the increasing lack of confidence of investors in the public securities markets due to recent well-publicized events at Enron Corp., Arthur Andersen, Adelphia Communications, Global Crossing, Tyco, and WorldCom Inc. This development will hamper, for the foreseeable future, companies' access to the public markets and financial institutions for capital.

          The third development arises out of the horrible events of September 11, 2001. While management believes it is still too early to understand how deeply this event will impact the confidence of Americans and their way of life, it is likely to result in a more cash conscientious consumer, which could result in downward pressure on rental rates.

          The fourth development is increasing competition in the housing markets where the Company has traditionally enjoyed strong market share. The greater competitive forces are due to the general overbuilding of certain tax-financed competitive apartment properties and strong sales of single-family homes driven by current low interest rates.

Item 3. Controls and Procedures

          The Partnership maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

          In October 2002, under the supervision and review of the Partnership's Chief Executive Officer and Chief Financial Officer, the Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Partnership (including its consolidated subsidiaries) that is required to be included in its periodic reports to the SEC.

          In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls since its October 2002 evaluation. The Partnership cannot assure, however, that its system of internal controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

Item 2. Changes in Securities and Use of Proceeds

          Not Applicable.

Item 3. Defaults upon Senior Securities

          There were no defaults upon senior securities of the Operating Partnership in the third quarter of 2002 which remain uncured as of September 30, 2002 (see discussion of the sale of Stadium Club apartments in Part I, above).

          See also "Other Developments" under Item 2 of Part I of this Report for a discussion of a contingent liability of the Trust relating to the Burgundy Hills Apartments project.

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

            99.1 Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     --------------------

     *    Previously filed.

     (b) The Registrant did not file any Current Reports on Form 8-K during the third quarter of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     November 19, 2002

                                       BARON CAPITAL PROPERTIES, L.P.

                                       By:  Baron Capital Trust, General Partner

                                       By:    /s/  Robert L. Astorino
                                            ------------------------------
                                            Robert L. Astorino
                                            Chief Executive Officer

                                       By:    /s/  Mark L. Wilson
                                            ------------------------------
                                            Mark L. Wilson
                                            Chief Financial Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      for Quarterly Reports on Form 10-QSB

I, Robert L. Astorino, the Chief Executive Officer of Baron Capital Properties, L.P. (the "Registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Chief Financial Officer of the Registrant and I, as the Chief Executive Officer of the Registrant, are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) Designed such internal controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Registrant's periodic reports are being prepared;

     b) Evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The Chief Financial Officer of the Registrant and I, as the Chief Executive Officer of the Registrant, have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of Baron Capital Trust, the general partner of the
     Registrant:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Chief Financial Officer and I, as the Chief Executive Officer of the Registrant, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                               /s/ Robert L. Astorino
                                                      --------------------------
                                                      Robert L. Astorino
                                                      Chief Executive Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      for Quarterly Reports on Form 10-QSB

I, Mark L. Wilson, the Chief Financial Officer of Baron Capital Properties, L.P. (the "Registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Chief Executive Officer of the Registrant and I, as the Chief Financial Officer of the Registrant, are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) Designed such internal controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Registrant's periodic reports are being prepared;

     b) Evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The Chief Executive Officer of the Registrant and I, as the Chief Financial Officer of the Registrant, have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Board of Trustees of Baron Capital Trust, the general partner of the
     Registrant:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Chief Executive Officer and I, as the Chief Financial Officer of the Registrant, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                                 /s/ Mark L. Wilson
                                                        ------------------------
                                                        Mark L. Wilson
                                                        Chief Financial Officer