Form 10QSB
period 2003-06-30
BARON CAPITAL PROPERTIES LP
filed 2003-11-05
CIK 1062834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
   |X|            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

   |_|            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period ended  ______________to_____________

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

Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      See following pages.

                         BARON CAPITAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                             June 30,      December 31,
                                                                               2003            2002
                                                                               ----            ----
                                      ASSETS
Rental Properties:
   Land                                                                    $  4,986,900    $  4,986,900
   Rental property held for sale (Note 4)                                            --       1,533,503
   Buildings and improvements                                                24,451,373      24,353,960
                                                                           ------------    ------------
                                                                             29,438,273      30,874,363
   Less accumulated depreciation                                              4,743,441       4,279,172
                                                                           ------------    ------------
                                                                             24,694,832      26,595,191

Cash and cash equivalents                                                       848,121       1,018,137
Restricted cash                                                                 494,928         242,169
Receivables from affiliates                                                   5,428,300       5,418,909
Other property and equipment, net                                                22,559          45,277
Other assets                                                                    625,127         662,520
                                                                           ------------    ------------
                                                                           $ 32,113,867    $ 33,982,203
                                                                           ============    ============

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                       $ 19,592,232    $ 19,753,903
   Mortgages payable - rental property held for sale (Note 4)                        --       1,486,736
   Accounts payable and accrued liabilities                                     555,070         260,696
   Notes payable                                                                632,806         613,080
   Payables to affiliates (Note 5)                                            2,437,311       2,384,894
   Security deposits                                                            199,650         197,168
                                                                           ------------    ------------
         Total liabilities                                                   23,417,069      24,696,477
                                                                           ------------    ------------

   Minority interest in consolidated partnerships                               356,601         342,405

Commitments and contingencies (Note 2)

Partners' Capital:
   General partner; issued and outstanding, 33,047 partnership units            (84,305)        (78,274)

   Limited partners; issued and outstanding, 3,271,636 partnership units      8,424,502       9,021,595
                                                                           ------------    ------------
         Total partners' capital                                              8,340,197       8,943,321
                                                                           ------------    ------------
                                                                           $ 32,113,867    $ 33,982,203
                                                                           ============    ============

See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2003           2002           2003           2002
                                                    ----           ----           ----           ----
Revenues:
   Rentals                                       $ 1,212,116    $ 1,358,445    $ 2,476,956    $ 2,720,915
   Interest and other income                         220,020        229,321        434,427        519,795
                                                 -----------    -----------    -----------    -----------
        Total Revenues                             1,432,136      1,587,766      2,911,383      3,240,710
                                                 -----------    -----------    -----------    -----------

Real Estate Expenses:
   Depreciation                                      274,997        210,235        545,794        474,063
   Amortization of loan costs                         22,009         23,408         47,833         46,817
   Interest                                          462,047        507,160        919,933        971,267
   Repairs and maintenance                            85,662        226,092        176,488        450,676
   Personnel                                         186,020        194,869        351,859        373,712
   Property taxes                                    106,972        115,962        220,172        230,742
   Property insurance                                 37,433         39,284         78,086         78,569
   Utilities                                          89,089        105,986        188,638        209,416
   Other                                              77,985         71,662        158,021        171,344
                                                 -----------    -----------    -----------    -----------
       Total Real Estate Expenses                  1,342,214      1,494,658      2,686,824      3,006,606
                                                 -----------    -----------    -----------    -----------

Administrative Expenses:
   Personnel, including officers' compensation        65,968         76,965        148,972        201,555
   Professional services                              93,059        126,208        164,108        172,778
   Other                                             103,984        147,446        214,330        280,848
                                                 -----------    -----------    -----------    -----------
       Total Administrative Expenses                 263,011        350,619        527,410        655,181
                                                 -----------    -----------    -----------    -----------


Other (Income) Expenses:
   Provision for (recovery of) loan losses            43,785        129,501        150,457         94,379
   Loss on sale of property                           69,526             --         69,526             --
                                                 -----------    -----------    -----------    -----------
       Total Other (Income) Expenses                 113,311        129,501        219,983         94,379
                                                 -----------    -----------    -----------    -----------

   Minority interests of limited partners              9,203            638         14,196          1,276
                                                 -----------    -----------    -----------    -----------
Net Loss                                         $  (295,603)   $  (387,650)   $  (537,030)   $  (516,732)
                                                 ===========    ===========    ===========    ===========

Basic Loss Per Partnership Unit                  $     (0.09)   $     (0.10)   $     (0.16)   $     (0.13)
                                                 ===========    ===========    ===========    ===========

Weighted Average Number of Units Outstanding       3,304,683      4,021,242      3,304,683      4,060,512
                                                 ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                           2003           2002
                                                                           ----           ----
Cash Flows from Operating Activities:
   Net Loss                                                             $  (537,030)   $  (516,732)
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                                       568,956        501,979
         Provision for (recovery of) loan losses                            150,457         94,379
         Amortization of loan costs                                          47,833         46,817
         Loss on disposal of assets                                          69,526             --
         Minority interests of limited partners                              14,196          1,276
         Changes in operating assets and liabilities:
            (Increase) decrease in operating assets:
               Other assets                                                 (20,270)      (209,775)
            Increase (decrease) in operating liabilities:
               Accounts payable and accrued liabilities                     294,374        (29,455)
               Security deposits                                             13,568         24,403
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities       601,610        (87,108)
                                                                        -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of rental property held for sale                      994,459             --
   Additions to rental properties                                           (97,412)            --
   Purchases of other property and equipment                                   (444)         7,285
   (Advances to) collections from affiliates                               (159,848)       (66,492)
   Increase in restricted cash                                             (252,759)      (268,529)
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities       483,996       (327,736)
                                                                        -----------    -----------

Cash Flows from Financing Activities:
   Distributions paid to general and limited partners                       (66,094)            --
   Payments on mortgages payable                                         (1,261,671)      (179,060)
   Proceeds from notes payable                                               19,726         42,771
   Increase in payables to affiliates, net                                   52,417         98,244
                                                                        -----------    -----------
                  Net cash provided by (used in) financing activities    (1,255,622)       (38,045)
                                                                        -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       (170,016)      (452,889)

Cash and Cash Equivalents, Beginning                                      1,018,137      1,426,375
                                                                        -----------    -----------

Cash and Cash Equivalents, Ending                                       $   848,121    $   973,486
                                                                        ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                               $   835,204    $   844,584
                                                                        ===========    ===========

See notes to consolidated financial statements.

                         BARON CAPITAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Baron Capital Properties, L.P. (the "Partnership" or the "Operating Partnership"), a Delaware limited partnership, is the operating partnership of Baron Capital Trust (the "Trust"), a Delaware business trust. The Trust owns all of the outstanding capital stock of Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"). (The Partnership, the Trust and Barcap are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Partnership's general partner, the Trust controls the activities of the Partnership. The Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. As of June 30, 2003, Barcap managed residential apartment properties totaling 1,499 units for third party owners, and shared personnel and space with the Partnership.

      The Trust also owns the largest limited partnership interest in the Partnership. As of June 30, 2003, the Trust owned a total of 981,107 units of limited partnership interest ("Units") in the Partnership (or approximately 29.7% of the then outstanding Units). Holders of Units (other than the Trust) are entitled to exchange all or a portion of their Units at any time and from time to time on a one-for-one basis for an equivalent number of Common Shares of the Trust, so long as the exchange would not cause the exchanging party to own (taking into account certain ownership attribution rules) in excess of 5% of the then outstanding Common Shares, subject to the Trust's right to cash out any holder of Units who requests an exchange and subject to certain other exceptions. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Partnership. The Trust, which like the Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

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

      The accompanying consolidated financial statements include the accounts of the Partnership and 20 controlled limited partnerships that at June 30, 2003 had a direct or indirect equity and/or debt interest in 26 apartment communities.

      All significant intercompany transactions and balances have been eliminated in consolidation.

      The Partnership commenced operations on February 3, 1998, at which time it received an initial limited partnership capital contribution.

      As of June 30, 2003, the Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in 16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida and three properties are located in Ohio. In April 2003, the Partnership sold a property located in Anderson, Indiana consisting of 72 units (see NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE), which had been identified and accounted for as an asset held for sale prior to the Partnership's adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ("SFAS") No. 144.

      Basis of Presentation

      The unaudited consolidated balance sheet as of June 30, 2003, and the related unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Partnership. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Partnership's financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.

      Certain reclassifications have been made to the three and six month periods ended June 30, 2002 condensed financial statements in order to conform to the 2003 presentation.

      Receivables from Affiliates

      Receivables from affiliates are comprised mainly of second mortgages, and accrued interest thereon, whose timing and ultimate repayment is subject to the performance of the underlying property. Also included are other receivables comprised of notes, lines of credit and advances receivable.

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

      Rental Properties and Depreciation

      Rental properties include residential apartment properties, which are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and improvements are capitalized and depreciated over their estimated useful lives.

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

      On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be disposed of and broadens the scope of discontinued operations. There was no effect on the Partnership's consolidated financial statements as a result of adopting SFAS 144.

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

      Management evaluates its investment properties annually to assess whether any impairment indicators are present. If any such investment property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

      Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The Partnership is evaluating the potential impact of implementing and adopting FIN 46.

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

      Mortgages Payable

      The Partnership (through ownership of all or substantially all of the equity interests in single-purpose limited partnerships) owns equity interests in 16 residential apartment properties. Each property has a mortgage obligation that is secured by such property. The Partnership believes that its subsidiary partnerships are in substantial compliance with the repayment and other terms of the mortgage loans, although several of the loans may be deemed to be in technical default due to the failure of the partnerships to notify their lenders of a change in the managing agent of the underlying properties and the failure to obtain the prior approval of the lenders to the assignment by Mr. McGrath to the Trust of the equity interests in the corporate general partners of certain partnerships acquired by the Partnership, in which case the lenders may be deemed entitled to accelerate the payment of the loans. Management and its legal counsel believe the probability of payment acceleration because of such technical matters is remote.

      In addition, certain subordinated loans receivable and/or payable by partnerships controlled by the Partnership may be deemed to violate covenants in respect of related first mortgage loans. Although the Partnership believes that steps it is taking will minimize this risk, its property investments could be materially affected if one or more first mortgage lenders determine to exercise their rights to accelerate payment of such loans due to such violations.

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

      In July 2003, the Trust was dismissed from an action, Net Knowledge Technologies LLC d/b/a NK Soft.com Corporation v. Rapid Transmit Technologies, Inc. a/k/a Wakul, Inc. and Baron Capital V, Inc. f/k/a Baron Capital Trust, brought in the District Court of Dallas County, Texas in September 2002. In the action, the plaintiff, a website development service company, had alleged that the Trust was obligated to pay for services performed by the plaintiff for Wakul, Inc. (controlled by Mr. McGrath) to assist Wakul, Inc. in the development of an Internet system to be provided to the Trust and other companies engaged in the business of owning and managing multi-family apartment properties. The Trust was dismissed from the action without prejudice on the grounds that plaintiff failed to present evidence that the Trust was a party to the transaction, that the Trust is a successor to or an affiliate of Wakul, Inc. and liable for its obligations, or that the Trust performed any actions in or directed at Texas that might subject it to the jurisdiction of Texas courts. The plaintiff has the right to appeal the decision or to file suit against the Trust in Florida or any other state where it can prove minimum contacts with the forum state.

NOTE 3. NET LOSS PER PARTNERSHIP UNIT

      The Partnership computes per unit data in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Basic net loss per unit equals net loss divided by the weighted average units outstanding during the period. The computation of diluted net loss per unit that includes dilutive limited partnership unit equivalents in the weighted average units outstanding has not been presented, as it is anti-dilutive for the three and six months ended June 30, 2003 and 2002.

      The components used in calculating basic net loss per unit are as follows:

                                                                      Weighted          Loss
                                                      Net Loss      Average Units     Per Unit
                                                      --------      -------------     --------
            For the three months ended June 30:
              2003                                  $  (295,603)       3,304,683     $  (0.09)
                                                    ===========      ===========     ========
              2002                                  $  (387,650)       4,021,242     $  (0.10)
                                                    ===========      ===========     ========

            For the six months ended June 30:
              2003                                  $  (537,030)       3,304,683     $  (0.16)
                                                    ===========      ===========     ========
              2002                                  $  (516,732)       4,060,512     $  (0.13)
                                                    ===========      ===========     ========

NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE

      On April 25, 2003, the Operating Partnership sold its equity interest in Steeplechase Apartments, a 72-unit residential apartment property located in Anderson, Indiana. The decision to sell Steeplechase was based on the property's lack of performance and its continuing need for cash to operate.

      The purchase price received from the sale of the property, net of closing costs and other adjustments was approximately $994,000. Various other assets and liabilities related to the property were also settled at closing. The Operating Partnership settled the remaining mortgage balance due of approximately $1,487,000 for $1,100,000 in cash, with the mortgage lender forgiving the difference.

      The sale resulted in a net loss of $69,526. In its 2002 Annual Report on Form 10-KSB, the Operating Partnership had disclosed as a subsequent event a gain on the sale of approximately $80,000, which did not include closing costs and final adjustments for property taxes and prepaid expenses. The Operating Partnership has determined that the previously reported gain was in error, and that the loss realized on the sale of Steeplechase should have been recorded as an impairment loss in 2002. The error resulted in an understatement of net loss for 2002 by $69,526. The Partnership does not believe that this error is material to 2002 operations nor will it be material to 2003 operations. If the impairment loss had been recorded in 2002, net loss for the three and six months ended June 30, 2003 would have been $226,077 and $467,504 respectively.

      The results of operations of Steeplechase for the three and six months ended June 30, 2003 were as follows:


                                     Three Months       Six Months
                                         Ended             Ended
                                     June 30, 2003     June 30, 2003
                                     -------------     -------------

         Rental and other income     $      19,229     $      91,300
         Expenses                           29,962           116,644
                                     -------------     -------------

         Net Loss                    $     (10,733)    $     (25,344)
                                     =============     =============

NOTE 5. SUBSEQUENT EVENTS

      Sigma Renaissance Corporation ("Sigma Renaissance"), a Michigan corporation controlled by Jerome S. Rydell, a member of the Board of Trustees of the Trust, controls certain real estate investment partnerships that as of June 30, 2003 were owed a total of approximately $2,437,000 (comprised of approximately $1,651,000 of principal and $786,000 of accrued unpaid interest) on second mortgage loans made to certain limited partnerships controlled by the Operating Partnership. Such amounts are included as payables to affiliates in the accompanying consolidated balance sheets. Affiliates of Sigma Renaissance originally sponsored two of the creditor partnerships. Affiliates of Gregory K. McGrath, a founder and the former Chief Executive Officer of the Trust and the Operating Partnership, originally sponsored the other creditor partnerships. In September 2001, Mr. McGrath caused his affiliates to assign all their general partnership interests in such partnerships to Sigma Renaissance. The limited partners in all the creditor partnerships retained their original limited partnership interests in such partnerships. The loans are currently in default, and, by letter dated October 14, 2003, Sigma Renaissance, on behalf of the creditor partnerships, notified the Trust's counsel that they were exercising their rights to accelerate payment of the entire principal amount of the loans and accrued and unpaid interest thereon. Subsequently, Sigma Renaissance, on behalf of the creditor partnerships, agreed to forebear from exercising such rights through November 2003 to allow Sigma Renaissance, the Trust, the Operating Partnership, the creditor partnerships and the debtor partnerships to attempt to negotiate terms and conditions of a mutually acceptable restructuring of the loans.

      Certain additional transactions involving the Trust, the Operating Partnership, limited partnerships controlled by the Operating Partnership, and affiliates of Sigma Renaissance are described in Items 9-12 of Part III of the Trust's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

      By letter dated October 17, 2003, the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities (the "Florida Commission"), requested that the Trust provide to it copies of certain records in its possession relating to: (i) the forensic audit prepared on behalf of the Trust as to certain transactions involving Gregory K. McGrath and Robert S. Geiger, the founders and former executive officers of the Trust and the Operating Partnership, during their tenure as management; (ii) expense accounts and other accounts controlled by Mr. McGrath and Mr. Geiger during their tenure as management; (iii) minutes of the Audit Committee of the Trust's Board of Trustees; (iv) the due diligence analysis conducted by Sigma Financial Corporation ("Sigma") and Mr. Rydell, a principal of Sigma, in connection with Sigma's underwriting of the Trust and the limited partnerships acquired by the Operating Partnership in connection with its exchange offering completed in April 2000; and (v) communications to, from and between Mr. McGrath and Mr. Rydell concerning the Trust or the Operating Partnership. The Trust intends to cooperate fully with the Florida Commission's document request.

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

      The Operating Partnership's long-lived assets, primarily interests in real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, management uses varying methods such as: (i) estimating future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of those markets in which the Operating Partnership operates and demand for residential apartment unit rentals. If management determines that impairment exists due to the inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. Management determined that no adjustments were required to carrying values during the three months ended June 30, 2003.

      Operating Results

      Background Information

      Baron Capital Properties, L.P. (the "Registrant", the "Operating Partnership" or the "Partnership"), a Delaware limited partnership, and its general partner, Baron Capital Trust (the "Trust"), a Delaware business trust, began operations in 1998. (The Operating Partnership, the Trust and Barcap Realty Services Group, Inc., a Delaware corporation that is the Trust's Taxable REIT Subsidiary ("Barcap"), are referred to hereinafter collectively as the "Company".) Together they constitute an affiliated real estate company whose business purpose is to acquire, own, operate, manage and improve equity and debt interests in residential apartment properties located in the United States for long-term ownership, and thereby to seek to maximize current and long-term income and the value of its assets. As the Operating Partnership's general partner, the Trust controls the activities of the Operating Partnership. The Operating Partnership conducts all of the Trust's real estate operations and holds title to all property interests acquired. As of October 1, 2003, Barcap manages residential apartment properties totaling 1,577 units for third party owners, and shares personnel and space with the Operating Partnership.

      The Trust also owns the largest limited partnership interest in the Operating Partnership. As of October 1, 2003, the Trust owned 983,327 units of limited partnership interest ("Units") in the Operating Partnership (or approximately 29.8% of the then outstanding Units). Limited partners of the Operating Partnership (other than the Trust) hold Units that are convertible by them into common shares of beneficial interest in the Trust ("Trust Shares") on a one-for-one basis, subject to certain limitations. Since the Units held by the Trust comprise substantially all of its assets, the operating results of the Trust are primarily dependent upon the operating results of the Operating Partnership. The Trust, which like the Operating Partnership is an SEC reporting company, has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes.

      As of June 30, 2003, the Operating Partnership (through ownership of all or substantially all of the equity interests in single purpose limited partnerships) owned equity interests in

      16 properties or phases of properties, consisting of 933 residential apartment units (comprised of studio, one, two and three bedroom units). In addition, the Operating Partnership indirectly owned subordinated mortgage and other debt interests in 11 properties or phases of properties consisting of 650 existing residential apartment units (studio and one and two bedroom units). Twenty-three properties or phases of properties are located in Florida and three properties are located in Ohio. In April 2003, the Operating Partnership sold a property located in Indiana consisting of 72 units (see NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE in the financial statements accompanying this Report). This property had been identified and accounted for as an asset held for sale prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 144.

      Initiatives of New Management

      In the second half of 2000, the Board of Trustees of the Trust replaced former management. Since that time, the new management team appointed by the Board of Trustees has reviewed operations and implemented several initiatives to improve the operating results of the Operating Partnership's properties.

      For the six months ended June 30, 2003, the Company has achieved positive operating cash flow, but has not met the financial targets of its 12-month operating plan proposed by management and adopted by the Board of Trustees. The shortfall in financial results continues to be driven primarily by weak results in Florida tourism and service sectors, which are the Company's principal markets. Although the situation has shown modest improvement since the first quarter, the Company does not envision a recovery through the balance of this year.

      Management has continued to implement several cost saving measures, following the consolidation of its principal offices to Lakeland, Florida and the sale of certain of its properties, including initiation of refinancing other properties and continued reduction of overhead.

      As part of the Company's ongoing operations, management identified three properties whose performance negatively impacted operating results and recommended the immediate disposition of these properties. Accordingly, in April 2001, the Operating Partnership sold its interests in the Glen Lake property, a 144-unit residential apartment property located in St. Petersburg, Florida; in September 2002, it sold its interests in the Stadium Club property, a 223-unit student apartment property located in Statesboro, Georgia; and in April 2003, it sold its interests in the Steeplechase Apartments property, a 72-unit residential apartment property located in Anderson, Indiana. The Operating Partnership sold the properties because the revenue from their operations did not cover operating expenses and they required substantial and frequent cash infusions. (See the Operating Partnership's 2002 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission and
      NOTE 4. SALE OF RENTAL PROPERTY HELD FOR SALE in the financial statements accompanying this Report.)

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

      The Operating Partnership has implemented the billing of tenants for their water usage at all locations where management believes such billing is possible. Barcap, the Trust's Taxable REIT Subsidiary, which reimburses the Operating Partnership for some of their shared administrative expenses, also has implemented an administrative fee on all third party property owners benefiting from the water billing program. Management anticipates completing an overhaul of the administrative billing software shortly, which also could yield modest cost reductions.

      As a result of the proven success of the Company's field management team and the Company's investment in residential apartment-oriented accounting software, Barcap has been successful in attracting and retaining a variety of fee management business from six outside property owners that controlled 1,499 apartment units at the end of the second quarter of 2003, and the growth of the outside management business remains an objective for the rest of 2003.

      During the second quarter of 2003, Barcap added two properties consisting of 128 apartment units, and has added one property consisting of 78 units so far in the third quarter. One fee management arrangement with a third-party property consisting of 96 units was lost during the second quarter of 2003, due to the foreclosure on the owner of the property.

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

      Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

      Rental revenues decreased by $146,329 from $1,358,445 for the three months ended June 30, 2002 to $1,212,116 for the three months ended June 30, 2003. The decrease in rental revenues was the result of the sale of the Stadium Club property in September 2002, the sale of the Steeplechase property in April 2003 and the general downturn in the U.S. economy, which has translated into a softer apartment rental market. Interest and other income decreased by $9,301 from $229,321 for the three months ended June 30, 2002 to $220,020 for the three months ended June 30, 2003. The decrease was primarily due to a substantial decrease in interest rates. Real Estate Expenses for the properties owned by the Partnership decreased by $152,444 from $1,494,658 for the three months ended June 30, 2002 to $1,342,214 for the three months ended June 30, 2003. The reduction in Real Estate Expenses was principally due to reduced repairs and maintenance following completion of the repairs at the Dolphin Cove (formerly named Riverwalk), Crystal Court and Laurel Oaks properties in the second quarter of 2002 and to elimination of the Stadium Club and Steeplechase property expenses upon the sales of the properties, partially offset by an increase in depreciation expense in the three months ended June 30, 2003. Administrative Expenses decreased by $87,608 from $350,619 for the three months ended June 30, 2002 to $263,011 for the three months ended June 30, 2003, primarily due to lower compensation for officers and other personnel and professional services in the three months ended June 30, 2003. Other Expenses for the three months ended June 30, 2003 decreased by $16,190, from $129,501 for the three months ended June 30, 2002 to $113,311 for the three months ended June 30, 2003. The decrease in expense is the result of a $85,716 indecrease in the provision for loan losses on mortgage notes receivable, partially offset by the loss on sale of the Steeplechase property. The Partnership's Net Loss for the three months ended June 30, 2003 was $295,603 compared to a Net Loss of $387,650 for the three months ended June 30, 2002. The difference of $92,047 is primarily attributable to lower Real Estate and Administrative Expenses, partially offset by lower revenues in the three months ended June 30, 2003.

      Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Rental revenues decreased by $243,959 from $2,720,915 for the six months ended June 30, 2002 to $2,476,956 for the six months ended June 30, 2003. The decrease in rental revenues was the result of the sale of the Stadium Club property in September 2002, the sale of the Steeplechase property in April 2003 and the general downturn in the U.S. economy, which has translated into a softer apartment rental market. Interest and other income decreased by $85,368 from $519,795 for the six months ended June 30, 2002 to $434,427 for the six months ended June 30, 2003. The decrease was primarily due to a substantial decrease in interest rates. Real Estate Expenses for the properties owned by the Partnership decreased by $319,782 from $3,006,606 for the six months ended June 30, 2002 to $2,686,824 for the six months ended June 30, 2003. The reduction in Real Estate Expenses was principally due to reduced repairs and maintenance following completion of the repairs at the Dolphin Cove (formerly named Riverwalk), Crystal Court and Laurel Oaks properties in the second quarter of 2002 and to elimination of the Stadium Club and Steeplechase property expenses upon the sale of the properties, partially offset by an increase in depreciation expense in the six months ended June 30, 2003. Administrative Expenses decreased by $127,771 from $655,181 for the six months ended June 30, 2002 to $527,410 for the six months ended June 30, 2003, primarily due to lower compensation for officers and other personnel in the six months ended June 30, 2003. Other Expenses for the six months ended June 30, 2003 increased by $125,604, from $94,379 for the six months ended June 30, 2002 to $219,983 for the six months ended June 30, 2003. The increase in expense is the result of an increase in the provision for loan losses on mortgage notes receivable and the loss on sale of the Steeplechase property compared to the lower loan losses in the prior year's six-month period. The Partnership's Net Loss for the six months ended June 30, 2003 was $537,030 compared to a Net Loss of $516,732 for the six months ended June 30, 2002. The difference of $20,298 is primarily attributable to lower revenues and to the increase in Other Expenses, partially offset by the reduction of Real Estate Expenses and Administrative Expenses in the six months ended June 30, 2003.

      Liquidity and Capital Resources

      Net Cash Provided by Operating Activities increased by $688,718 from $87,108 cash used in the six months ended June 30, 2002 to $601,610 cash provided in the six months ended June 30, 2003. The increase in Net Cash Provided by Operating Activities was principally due to the increase in accounts payable and accrued liabilities and a smaller increase in other assets. Net Cash Provided by Investing Activities increased $811,732 from $327,736 cash used in the six months ended June 30, 2002 to $483,996 cash provided in the six months ended June 30, 2003. The increase was principally due to the sale of the Steeplechase property, partially offset by improvements to rental apartments of $97,412 compared to no improvements to rental apartments in the prior year's six-month period, and an increase of $93,356 in advances to affiliates in the six months ended June 30, 2003. Net Cash Used in Financing Activities increased by $1,217,577 from $38,045 cash used in the six months ended June 30, 2002 to $1,255,622 cash used in the six months ended June 30, 2003. The increase was primarily due to settlement of the mortgage on the Steeplechase property, along with a much smaller increase in payables to affiliates, net and the distribution to general and limited partners paid during the three months ended June 30, 2003.

      Management believes that the Operating Partnership and the Trust have the ability to satisfy their cash requirements for the existing properties for the foreseeable future. However, management also believes that it will be necessary to raise additional capital during the next 12 months to provide funds for acquisitions that will be needed to achieve an efficient size, which will meet management's revenue and cash flow goals. The

      Operating Partnership is presently negotiating the refinancing of first mortgages on several properties for which prepayment penalties and other restrictions have recently expired or will soon expire. These refinancings will significantly reduce interest rates and debt service costs for the affected properties, but are not expected to provide any additional cash proceeds from the loans to the Operating Partnership. Refinancing of two properties is expected to close during the fourth quarter of 2003. Refinancing of an additional four properties is expected to close by the end of the first quarter of 2004.

      See the first paragraph under NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust.

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

      In light of the foregoing, the Company has reviewed its accounting records to ascertain whether certain expenses charged by Mr. McGrath and Mr. Geiger to the Company during their tenure were incurred by them other than in connection with the performance of their duties to the Company and thus improperly reimbursed. Management has determined that some expenses were improperly reimbursed and negotiated a confidential settlement agreement with Wakul, Inc. in October 2002 for repayment of payroll and benefits shared between the Company and McGrath-controlled entities. To date, all agreed payments have been made. The Company continues to review other transactions to determine whether former management was involved in any other improper conduct. If the Company determines that any expenses were improperly reimbursed or that former management involved the Company in additional improper conduct, the Company will seek repayment or restitution from the respective party.

      See the third paragraph under NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of the recent request by the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities, for copies of certain records in the Company's possession relating to prior management.

      Economic Concerns

      Four developments over the past two years are believed to have had a material impact on the performance of the Trust and the Operating Partnership.

      First and foremost is the substantial decrease in home mortgage interest rates, which has made home buying more affordable for a larger segment of the population, including many of the Company's traditional renters. New renters, especially in the Florida market, which has experienced a preponderance of new immigrants over the past 10 years, have a tendency to be more transient and less creditworthy. Occupancies and collections have been impacted for the last 21 months, and although they have improved recently, management does not anticipate any significant further improvement in the near term.

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

      The third development is the increased aging of the Company's asset base, which has the potential to become functionally obsolete when compared to newer amenity-rich competitive apartment properties.

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

Item 3. Controls and Procedures

      The Partnership maintains disclosure controls and procedures that are designed to ensure: (1) that information required to be disclosed by it in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (2) that this information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Vice President-Accounting (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

      Under the supervision and review of the Partnership's Chief Executive Officer and Vice President-Accounting, the Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based on that evaluation, its Chief Executive Officer and Vice President-Accounting concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Partnership (including its consolidated subsidiaries) that is required to be included in its periodic reports to the SEC.

      In addition, there have been no significant changes in the Partnership's disclosure controls and procedures that could significantly affect those controls since its most recent evaluation. Also, there has been no significant change in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting other than implementation of additional controls to segregate responsibilities related to expenditures of cash, following the departure of the Company's former Chief Financial Officer. These additional controls were implemented subsequent to June 30, 2003. The Partnership cannot assure, however, that its system of disclosure controls and procedures and internal control over financial reporting will always achieve its stated goals under all future conditions, no matter how remote.

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

      See "NOTE 2. COMMITMENTS AND CONTINGENCIES - Pending Litigation" in the financial statements filed herewith (see ITEM 1 - FINANCIAL STATEMENTS) for a discussion of the Trust's dismissal from a legal action in July 2003.

      See NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of: (1) certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust, and (2) the recent request by the State of Florida Financial Services Commission, Office of Financial Regulation, Bureau of Securities, for copies of certain records in the Company's possession relating to prior management.

Item 2. Changes in Securities

      Not Applicable.

Item 3. Defaults upon Senior Securities

      There were no defaults upon senior securities of the Operating Partnership in the first or second quarter of 2003 that remain uncured as of June 30, 2003.

      See "Other Developments" under Item 2 of Part I of this Report for a discussion of a contingent liability of the Trust relating to Burgundy Hills Apartments.

      See NOTE 5. SUBSEQUENT EVENTS in the financial statements accompanying this Report for a description of certain non-performing second mortgage loans payable by limited partnerships controlled by the Operating Partnership to limited partnerships affiliated with Jerome S. Rydell, a Trustee of the Trust.

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

      Exhibit          Description
      -------          -----------

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

----------------

*     Previously filed.

(b)   Reports on Form 8-K:

      The Partnership filed a Form 8-K with the Securities and Exchange Commission ("SEC") on April 18, 2003, reporting that the Partnership was unable to file its Annual Report on Form 10-KSB for the year ended December 31, 2002 by April 15, 2003, due to: (1) restatements to the prior years' financial statements concerning the elimination of certain inter-company indebtedness owed to the Partnership by its affiliate, Baron Capital Trust, and reclassification in such financial statements of interests in consolidated partnerships as minority interests, rather than as part of the Partnership's equity and (2) the resignation in March 2003 of Mark L. Wilson, who had served as the Partnership's Chief Financial Officer since November 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2003

                                       BARON CAPITAL PROPERTIES, L.P.

                                       By: Baron Capital Trust, General Partner


                                       By: /s/  Robert L. Astorino
                                           -----------------------------------
                                           Robert L. Astorino
                                           Chief Executive Officer


                                       By:  /s/  J. Stephen Miller
                                           ------------------------------------
                                           J. Stephen Miller
                                           Vice President-Accounting